Form 10-Q
period 2013-05-31
Book It Local Inc
filed 2013-08-16
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Book It Local, Inc.
(Name of small business issuer in its charter)

Nevada	3949	46-0780380
(State or other Employer jurisdiction of Identification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

Joseph McMurry
2003 Symphony Lane
Indian Trail, NC 28079
980-216-1342 Telephone
(Address and telephone number of registrant's principal executive offices and principal place of business)

Joseph McMurry
Chief Executive Officer
2003 Symphony Lane
Indian Trail, NC 28079
980-216-1342 Telephone
 (Name, address, and telephone number of agent for service)

Please send a copy of all correspondence to:
Jillian Ivey Sidoti, Esq
PHONE 323-799-1342
jillian@jilliansidoti.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐

At August 8, 2013, there were 10,597,572 shares outstanding of the registrant’s common stock.

BOOK IT LOCAL, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED May 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Book it Local Inc
(A Development Stage Company)
Balance Sheets

	As of May 31, 2013	As of August 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$2,140	10,935
Other current assets

Total Current Assets	2,140	10,935

TOTAL ASSETS	$2,140	10,935

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Officer advances	$-	-

Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized no shares issued and outstanding)
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 10,597,571 shares issued and outstanding)	1,060	1,060
Additional paid-in capital	9,875	9,875
Deficit accumulated during development stage	(8,795)

Total Stockholders' Equity (Deficit)	2,140	10,935

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,140	10,935

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Operations (Unaudited)

	3-Month Period ended May 31, 2013	9-Month Period ended May 31, 2013	Cumulative from August 11, 2012 (inception) to May 31, 2013
Revenues

Revenues	$-		-

Total Revenues	-		-

Operating Costs
Professional Fees	(6,295)	(8,795)	(8,795)
Taxes and licences

Total Operating Costs	-		-

Net Income (Loss)	(6,295)	(8,795)	(8,795)

Basic earnings per share	$-		-

Weighted average number of common shares outstanding	10,597,572	10,597,572	10,203,082

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance August 11, 2012 (Inception)	-	$-	$-	$-	$-

Stock issued for cash
on 8/21/2012
@.0001	9,600,072	$960			$960

Stock issued for cash
on 8/31/2012
@.01	997,500	$100	$9,875		$9,975

Net Income (Loss,), for the period				(8,795)	(8,795)

Balance, May 31, 2013	10,597,572	1,060	9,875	(8,795)	2,140

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Cash Flow (Unaudited)

	9-Month Period ended May 31, 2013	Cumulative from August 11, 2012 (Inception) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(8,795)	(8,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses		-

Net cash provided by (used in) operating activities	(8,795)	(8,795)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in officer advances
Issuance of common stock	0	10,935

Net cash provided by (used in) financing activities	0	10,935

Net increase (decrease) in cash	(8,795)	2,140

Cash at beginning of period	10,935	0

Cash at end of period	2,140	2,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for :

Interest	-	-

Income Taxes	-	-

The accompanying notes are an integral part of these financial statements.

Book it Local, Inc
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
May 31, 2013

1. NATURE OF OPERATIONS

Book It Local, Inc(“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events.  The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $8,795 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31.

Interim Financial Statements

The financial statements of Book it Local, Inc (the “Company”) as of May 31, 2103, and the statements of operations, and cash flows for the period from August 11, 2012 (inception) to May 31, 2013 has been presented in an interim basis.

However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of May 31, 2013, and the results of operations for the period aforementioned.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the annual financial statements and notes to financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	collectability is reasonably assured.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Development Stage Company

The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as a development stage enterprise.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended May 31, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of May 31, 2013 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the nine months ended May 31, 2013, the Company did not issue any common stock or preferred stock.

At May 31, 2013, there are total of 10,597,571 common shares of the Company issued and outstanding.

7. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through May 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of May 31, is as follows:

2013
Total Deferred Tax Asset	$(3,078)
Valuation Allowance	3,078
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended May 31, 2013 is as follows:

2013
Income tax computed at the federal statutory rate	35.0%
State income tax, net of federal tax benefit	0.0%
Total	35.0%
Valuation allowance	(35.0)%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased by approximately $3,078 during the nine months ended May 31, 2013.

As of May 31, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $8,795 which expires in the year 2033.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended May 31, 2013 is summarized as follows:

Cash paid during the nine months ended May 31, 2013 for interest and income taxes is as follows:

2013
Interest	$-
Taxes	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 8, 2013, the date of available issuance of these financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on June 10, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

Book It Local, Inc. is a development stage company incorporated in the State of Nevada in August 2012. We were formed to engage in the business of booking entertainment for events through an online system that connects those running events and entertainers that may perform at such events. In August 2012, we commenced our planned principal operations, and therefore have no significant assets. To date, we solely developed our business plan.

Since our inception on August 11, 2012 to August 31, 2012, we have not generated any revenues nor have we incurred a loss. During this time, we incurred operating expenses of $0 resulting in a cumulative profit of $0. For the period ending May 31, 2013 we incurred $2,500 in professional fees to pay our auditor resulting in a net loss of $2,500. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

We are currently researching software platforms on which to develop our bidding system and website. We are also researching whether we will use American or foreign developers. Foreign web developers have the advantage of being more affordable, but possible communication barriers may not make this the most efficient choice. We will look to outsourcing websites such as ODESK.com for potential foreign developer candidates.

Results of Operations for the Quarter ending May 31, 2013

Assets

Currently, we have $2,140 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended May 31, 2013 were $6,295 compared to expenses of $8,795 for the period ended May 31, 2013 since inception.

Net Loss

Net loss for the three months ended May 31, 2013 was $(6,295) and $(8,795) for the nine months ended May 31, 2013 compared to the period ended May 31, 2013 since inception of $(8,795) meaning we incurred most of our expenses in the three months ending May 31, 2013.

Liquidity and Capital Resources

At May 31, 2013, we had $2,140 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended May 31, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement,deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and nine months ended May 31, 2013 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $2,140 in cash. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. McMurry or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

If Mr. McMurry is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan may not be on favorable terms. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We will require as much as $100,000 in order to build our website and website application so that we may start generating revenues. $100,000 will be enough to fund our operations for the next 12 months, so long as we keep our operations to a minimum and are able to generate revenues.  We currently only have $2,140. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity.  As of May 31, 2013, we have issued 10,597,572 shares of our common stock to various shareholders, in exchange for cash and services.  Specifically, Mr. McMurry received 211,950 shares in exchange for services relating to our organization, and development or our business plan worth approximately $21,195.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended May 31, 2013, our Chief Executive Officer and Chief Financial Officer as of May 31, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of May 31, 2013, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Book it Local, Inc.

Date: August 8, 2013	By:	/s/ Joseph McMurry
	Name:	Joseph McMurry
President and Director (Principal Executive Officer)

Date:August 8, 2013	By:	/s/ Joseph McMurry
	Name:	Joseph McMurry
Secretary, Treasurer ,and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)