Form 10-K
period 2013-08-31
Book It Local Inc
filed 2013-12-18
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended August 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
333-183983

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
Jillian Ivey Sidoti, Esq
PHONE 323-799-1342
jillian@jilliansidoti.com

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filing required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒ No  ☐

Shares of common stock, $.0001 par value, outstanding on December 16, 2013: 10,597,572

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

Book it Local, Inc. is a start up company looking to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, nightclubs, fraternity functions, Bar Mitzvahs, grand openings, and other events. The company will work to build up a database of musicians for all these events. Eventually Book it Local, Inc. will expand its offerings to include other entertainment services such as comedians, dancers, caterers, photographers, etc.

Book it Local, Inc's booking system looks to take advantage of the Internet's ability to organize and connect the fragmented marketplace of musicians and entertainers into a searchable database that is consumer-focused, and easy-to-use.

Book it Local, Inc. will be run by our management team, who have experience in Web development, business development and financial management.

Keys to Success

1)	To develop an online bidding system which supplies customers with competitive bids from the entertainers.
2)	Strategic capitalize partnerships with sites such as WeddingChannel.com, TheKnot.com, iParty.com, and Evite.com, whose customers are planning weddings, parties, and events.
3)	To organize and connect the fragmented marketplace of musicians and entertainers into a searchable database.

Competition

The closest competitors to Book it Local, Inc. are Gigmasters.com, Sonic Bids, bookingentertainment.com, locoloboevents.com, and Craigslist listings. These sites all connect buyers and sellers of services including music and entertainment. However, we feel because entertainers need as many outlets as possible to market their services, we will have no shortage of sellers of entertainment. Furthermore, with proper marketing, we believe we can compete effectively.

The second tier of competition comes from wedding sites such as TheKnot.com and ModernBride.com, which focus on providing content on wedding planning, but have also a section providing names and addresses of local merchants. Again, because the information they provide is so limited, it is not any more useful than a phone book.

In 2010, consumer expenditures on live entertainment equaled $17.23 billion2. While this number in the aggregate includes revenue generated from markets outside our own target including that of famous acts that draw thousands to each show they play, it is indicative of the demand for live entertainment. Many booking agents have websites, but few, offer the ability to book directly online. These sites are more like corporate "brochures" and spotlight only a few of their big-name entertainers with little more than a phone number available for further information. Also, these agents traditionally focus on high-end bookings, generally ignoring the vast market of individuals looking for bands for their weddings, private parties, fraternity dances, corporate Christmas parties, and high school proms. These types of events make up the Book it Local, Inc. marketplace.

It is worth clarifying that companies not competitors to Book it Local, Inc. are MP3.com, Napster.com, and Emusic.com. These are sites where customers find downloadable music from thousands of bands. Even though Book it Local, Inc. does have a large database of groups, this is not part of the company's business model. The user experience at these music sites is geared toward listening to music, rather than being specifically tailored to hiring entertainment. From the moment a person arrives at Book it Local, Inc., they know that the purpose of the site is to help them find and hire live entertainment for her next event.

Services

Book it Local, Inc. plans to collect a 10% commission fee each time it brokers a transaction between a buyer and seller of entertainment services. The company collects its fee from the seller. In addition to booking commissions, Book it Local, Inc. expects to earn revenue from corporate sponsorships of its bi-monthly newsletter.  We currently have no revenues or a website.

There are a number of other websites that connect buyers and sellers of services, however only Book it Local, Inc. will provide the emphasis on music and entertainment. By doing so, it offers significant advantages to all of its customers. For example, only Book it Local, Inc. will provide online press kits allowing customers to both hear and see entertainers before they hire them. Also, only Book it Local, Inc. has developed an online bidding system which supplies customers with competitive bids from the entertainers. None of its competitors do.

In addition to its primary revenue sources of booking commissions and corporate sponsorships, the company also derives revenue through additional fee-based services it offers its entertainers. As the company grows and has additional resources, these secondary revenue streams will begin to take on an increasingly important role.

Market Analysis

The largest component, we believe, of our business will be weddings. There are 2.3 million weddings each year3, with over $3.2 billion spent on music with an average of $1,467 on bands and $641 on DJ’s in 20114. Other components of the industry include corporate events, nightclubs, festivals, Bar Mitzvahs, fraternity and sorority functions, high school proms, country clubs, and hotels.

The company will seek to form strategic partnerships with sites such as WeddingChannel.com, TheKnot.com, iParty.com, and Evite.com, whose customers are planning weddings, parties, and events. Book it Local, Inc. will offer these high traffic sites the opportunity to share in a viable revenue sharing program, and, in return, Book it Local, Inc. will benefit from a steady stream of traffic and increased revenue.

We believe close to $9 billion per year is spent on live music and entertainment services. The largest component of this is the wedding industry.
________________________
2 http://www.statista.com/statistics/192869/consumer-expenditures-on-live-entertainment-in-the-us-since-1999/, retrieved on 12/13/2012
3 http://www.soundvision.com/info/weddings/statistics.asp, retrieved on 12/13/2012

In 2010, there were over 176,200 professional musicians in the United States.4. This does not include the vast number of amateur musicians.

Market Segmentation

The components of the entertainment market that Book it Local, Inc. is targeted include:

•	Weddings
•	Corporate Events/Conventions
•	Nightclubs/Bars/Restaurants
•	Bar/Bat Mitzvahs
•	Festivals
•	Vacation & Resort Entertainment
•	Fraternity/Sorority Dances & Parties
•	High School Proms/Dances
•	Country Club Entertainment
•	Hotel Entertainment.

Target Market Segment Strategy

Weddings

The wedding industry makes up the largest percentage of Book it Local, Inc's target market, and most of its business is generated from this segment.

Corporate Events

The corporate events industry includes, among other things, promotional events, conventions, expositions, and meetings. Book it Local, Inc. will target this segment aggressively and seek to become the definitive music and entertainment source for corporate event planners and industry professionals. The company will continue to benefit from the continued growth in the number of lavish promotional events held by corporations each year.

Bars/Nightclubs/Restaurants

This segment of the market includes bars, nightclubs, taverns, pubs, and cocktail lounges. There are an estimated 65,744 establishments of this type in the United States. This industry, however, is not growing. This is most likely because of the current recession the United States is experiencing.5 There are also many restaurants throughout the United States which book live music and entertainment. We will look to service this area as well.
________________________
4 http://www.theweddingreport.com/bz/index.php/us-wedding-cost-update-q1q2-2011/, retrieved on 12/13/2012

Bar and Bat Mitzvahs

We will target Bar and Bat Mitzvahs throughout the United States.

Marketing Strategy

The first and most important factor is getting people to visit the site.  We hope to visitor growth by 20% of unique visitors per month over the next year, and then 10% per month in the second year, and 5% per month in year three utilizing the services of an inbound marketing contractor that will identify appropriate keywords to optimize our website to attract organic traffic. Traffic is essential because it leads to gig requests, which lead to bookings, which lead to commissions.

Strategy and Implementation Summary

Once visitors have reached our site, we must convince them to book entertainment through Book it Local, Inc. There are three challenges here:

Helping the customer find the right entertainer

Our internal search engine is combined with audio and streaming video samples so customers can 'audition' local performers from the comfort of their living rooms.

Gaining the customer's trust

Co-branding, as described above, will give the site legitimacy by linking it to other well-known and trusted websites.

Making sure that our listed entertainers respond to gig requests

These gigs must be profitable for performers, or they will stop responding to gig requests. We will limit each customer to choosing 3 entertainers of each type per event (for example, three bands, three photographers, etc.) in their gig request.

In addition, since each gig request and bid in response are routed through our system, we will be able to keep tabs on how the matches are going.

1.
Any entertainer who repeatedly fails to respond to gig requests will be contacted to determine whether there are problems in our listings of their services, or the types of requests they are receiving. Those who are simply too busy to accept gigs will be removed from the listings.

2.	Any entertainer who repeatedly submits bids and fails to win contracts will be contacted to determine the problem. Are they submitting bids far out of line with their local competition?
________________________
5 http://www.bls.gov/ooh/entertainment-and-sports/musicians-and-singers.htm, retrieved on 12/13/2012

Sales Strategy

Sales Forecast

Overall, there are three main variables in the formula that determine the volume of bookings that Book it Local, Inc. will be able to generate:

•	The number of customers who visit Book it Local, Inc. each day.
•	The percentage of those customers who fill out gig requests.
•	The percentage of gig requests which result in actual bookings.

The day after an event takes place, the company contacts the customer. The purpose is to: a) inquire about the level of satisfaction with the performance, and, b) to discover the rate the entertainer charged to the customer. Once the amount is revealed, an invoice is distributed to the entertainer for an amount equal to 10% of his/her earnings.

The invoice is sent both online and offline. An entertainer has 30 days to remit payment, and may pay online with a credit card or may send a check. If payment is not received within 30 days, his/her online press kit is de-activated. Press kits are re-activated once payment is received.

Because Book it Local, Inc. has online billing capabilities, the company will offer the entertainers the option of having commissions automatically billed directly to their credit cards. This will shorten the number of days it takes the company to get paid, and will be more convenient for entertainers.

Intellectual Property & Proprietary Rights

Upon completion of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, Joseph McMurry, who is also our sole officer and director. We look to Mr. McMurry for his entrepreneurial skills and talents. It is Mr. McMurry who provided us our business plan. For a discussion of Mr. McMurry’s experience, please see “Management.” Initially Mr. McMurry will coordinate all of our business operations. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing and online employees based on the projected size of the market and the compensation necessary to retain qualified sales and development employees.

Mr. McMurry is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-1 registration statement, and developing our business plan and overseeing the database of entertainers on the site as well as the set up of our website, the set-up of marketing plans, and hiring appropriate personnel.

Item 1A. Risk Factors

RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We currently maintain an office at 2003 Symphony Lane, Indian Trail, NC 28079. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. McMurry, our primary officer and director, and our employee provides us a facility in which we conduct business on our behalf. Mr. McMurry does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not currently require personnel other than Mr. McMurry to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value, is currently trading on the OTC Pink market.  As of the date of this filing, there are approximately 38 record holders of 10,597,572 shares of our common stock.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

We have never paid any dividends to stockholders and presently do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

None.

There is no active market for our common stock.

Currently, there is a very limited trading market for our common stock. Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, only upon the filing of our 10-K and 10-Q reports will our common stock become eligible to be quoted on the OTCQB. In the event that we lose our status as a "reporting issuer," any future quotation of our common stock on the OTCB may be jeopardized.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview

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

Since our inception on August 11, 2012 to August 31, 2013, we have not generated any revenues. During this time, we incurred operating expenses of $8,795 resulting in a cumulative loss of $8,795. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Results of Operations

For the period ended August 31, 2013

There were no revenues for the period from inception to August 31, 2013.

The company did not pay nor recognize any interest expense for the periods ended August 31, 2013.

We expect to incur the normal expenses related to being a public company such as accounting and legal costs. We may drain all available financial resources to pay for such costs depending on our operations and costs. To date, our attorney has provided services in exchange for a nominal fee, but there is no guarantee that this will continue and thus, we may be financial distressed because of the costs associated with being a public company. We will also incur fees for audits and reviews so that we can file the proper 10q’s and 10k’s. As we begin to generate revenues, realize expenses, and acquire assets, it is possible that the costs related with being a public company will increase.

Liquidity and Capital Resources

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

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity.  As of August 31, 2013, we have issued 10,597,572 shares of our common stock to various shareholders in exchange for cash.  Specifically, Mr. McMurry received 211,950 shares in exchange for $21. Please see our “Stockholder Table” for more information on distributions of stock in exchange for services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $8,795 since its inception and requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Quantitative and Qualitative Disclosures about Market Risks

Pursuant to Item 305(e) of Regulation S-K (229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Off-Balance Sheet Arrangements

During fiscal 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained on pages F-1 through F-7, which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013, and concluded that the disclosure controls and procedures were effective as a whole.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2013, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and officers at August 31, 2013:

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer is as follows:

Name	Age	Title

Joseph McMurry	37	Chief Executive Officer, Director

Duties, Responsibilities and Experience

Joseph McMurry – CEO and Director

Since 2004, Mr. McMurry, a resident of North Carolina, has been involved in Christian Ministry. In 2004, Mr. McMurry started as an intern of student ministry at Calvary Church in Charlotte, NC. Thereafter, he served as an Associate Pastor at First Baptist Church in Ohio and now, since 2007, has served as the Minister of Students at North Main Baptist Church in Danville, VA.  Here, he creates and develops a broadcast discipleship process, which includes outreach, evangelism, discipleship, service, worship, teaching and missions. He creates and develops student ministry identity through branding, communication, outreach events and facility remodel. Mr. McMurry recruits, trains and releases adult volunteers for various aspects of ministry. He also trains and leads students and adults on mission projects within the US and abroad.

Mr. McMurry is the promoter of the Company.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.  For the year ended August 31, 2013.

 Legal Proceedings

None of the members of the board of directors or other executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC.  Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules and regulations.  Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.  The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

The following table sets forth the cash compensation of our sole officer and director, Joseph McMurry from inception (August 11, 2012) to August 31, 2013.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock(1)	Options

Joseph McMurry CEO, Director	2013	$-0-	-0-	-0-	$-0-	-0-
Joseph McMurry CEO, Director	2012	$-0-	-0-	-0-	$-0-	-0-
_________________
(1) The stock granted to Mr. McMurry is not freely tradable as it is unregistered stock granted by the Company for services rendered.

Mr. McMurry has not received any monetary compensation or salary since the inception of the Company. Mr. McMurry has agreed to not receive any compensation or enter into any employment agreements until the Company begins operations.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to Book it Local, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Book it Local did not grant any stock options to the executive officer during the most recent fiscal period ended August 31, 2013. Book it Local has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation

Mr. McMurry has agreed to provide services to us without compensation until such time as either we have earnings from our revenue,

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this prospectus, and as adjusted giving effect to the sale of 10,597,572 shares of common stock in this offering, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors, proposed directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Before Offering	Percent After Offering

G9 Holdings, LLC (2)	4,503,973	42.5%	0%
GW Grace, LLC (3)	4,503,974	42.5%	0%
Joseph McMurry, CEO, and Treasurer	211,950	2%	0%
All Directors, Officers and Principal Stockholders as a Group	9,219,897	87%	0%
_____________
(1)	The address of each shareholder is care of Book It Local, Inc., 2003 Symphony Lane, Indian Trail, NC, unless otherwise stated.

(2)	Teresa Garvin is the Manager of G9 Holdings, LLC and holds voting and investment power over the shares.

(3)	Forrest Garvin is the Manager of GW Grace, LLC and holds voting and investment power over the shares.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus.

Description of Securities

Common Stock

General

Our authorized capital stock consists of 100,000,000 Shares of common stock, $0.0001 par value per Share Common Stock.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. Currently we have 10,597,572 common shares issued and outstanding.  We do not have any holding period requirements for our common stock.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the state of Nevada for a more complete description of the rights and liabilities of holders of our securities. All material terms of our common stock have been addressed in this section.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of Preferred Stock, $.0001 par value per share. Currently we have 0 preferred shares issued and outstanding.

Dividends

We have not paid any cash dividends to shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding.

Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure for trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to exceptions. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction before sale. Our shares will probably be subject to the Penny Stock Reform Act, thus potentially decreasing the ability to easily transfer our shares.

Item 12.  Certain Relationships and Related Transactions

Related Party Noted and Accounts Due

The President of the Company provides management and office premises to the Company for no compensation.

Director Independence

The common stock of the Company is currently quoted on the OTC Pink market, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE MKT.

As of August 31, 2013, the Company had no independent board members.

Item 13. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$2,500	Stan J.H. Lee
2013	$2,500	Bongiovanni and Associations

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$	Nil	Stan J.H. Lee
2012	$	Nil	Bongiovanni and Associates

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$	Nil	Stan J. H. Lee
2012	$	Nil	Bongiovanni and Associates

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$	Nil	Stan J. H. Lee
2012	$	Nil	Bongiovanni and Associates

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee in accordance with its procedures.

Item 14.  Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file # 333-183983 on June 10, 2013. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Book it Local, Inc.

Dated: December 16, 2013	By:	/s/ Joseph McMurry
Joseph McMurry
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph McMurry	Chairman, President, Chief Executive Officer and Chief Accounting Officer	December 16, 2013
Joseph McMurry

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Stan J.H. Lee, CPA
 2160 North Central Rd, Suite 209 *  Fort Lee *NJ 07024
P.O. Box 436402 *San Diego  * CA * 92143

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Book It Local, Inc.

We have audited the accompanying balance sheet of Book It Local, Inc. (”the Company”) as of August 31, 2012 and the related statement of operation, shareholders’ equity (deficit) and cash flows for the period beginning August 11, 2012 (its inception) to August 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of Book It Local, Inc. as of August 31, 2012, and the results of its operation and its cash flows for the period aforementioned in conformity with the U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company lacks liquidity and has accumulated losses from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee
Stan J.H. Lee, CPA
September 11, 2012
Fort Lee, NJ, 07024

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Book it Local, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Book it Local, Inc. as of August 31, 2013 and the related statements of operations, changes in stockholders’ equity, and statements of cash flows for the year ended August 31, 2013 and for the cumulative period from inception (August 11, 2012) through August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Book it Local, Inc. as of August 31, 2013, and the results of its operations, changes in stockholders’ equity and cash flows for the year ended August 31, 2013 and for the cumulative period from inception (August 11, 2012) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Bongiovanni & Associates, CPA’s/
Bongiovanni & Associates, CPA’s
Certified Public Accountants
Cornelius, North Carolina

The United States of America
December 16, 2013

www.ba-cpa.net

Book it Local, Inc.
(A Development Stage Company)
Balance Sheets

	As of August 31,	As of August 31,
	2013	2012
ASSETS
Current Assets
Cash	$2,140	$10,935
Other current assets	-	-

Total Current Assets	2,140	10,935

TOTAL ASSETS	$2,140	$10,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Officer advances	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 10,597,572 shares issued and outstanding)	1,060	1,060
Additional paid-in capital	9,875	9,875
Deficit accumulated during the development stage	(8,795)

Total Stockholders' Equity (Deficit)	2,140	10,935

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,140	$10,935

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book it Local, Inc.
(A Development Stage Company)
Statements of Operations

			Period From	Cumulative from
			August 11, 2012	August 11, 2012
	Year Ended		(inception) to	(inception) to
	August 31, 2013		August 31. 2012	August 31, 2013

Revenues
Revenues	$-		-	-

Total Revenues

Operating Costs
Administrative Expenses	8,795		-	8,795
Taxes and Licenses	-		-	-

Total Operating Costs	8,795		-	8,795

Net Income (Loss)	$(8,795)		-	(8,795)

Basic earnings per share	$	*	-	*

Weighted average number of common shares outstanding	10,597,572		4,849,911	10,297,182

* = Less than $0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book it Local, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balances, August 11, 2012 (Inception)	-	$-	$-	$-	$-

Stock issued for cash
on 8/21/2012
@.0001	9,600,072	960	-	-	960

Stock issued for cash
on 8/31/2012
@.01	997,500	100	9,875	-	9,975

Net Loss for the period from August 11, 2012 (Inception) to August 31, 2012	-	-	-	-	-

Balances, August 31, 2012	10,597,572	1,060	9,875	0	10,935

Net loss for year ended August 31, 2013	-	-	-	(8,795)	(8,795)

Balances, August 31, 2013	10,597,572	$1,060	$9,875	$(8,795)	$2,140

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book it Local, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Period From	Cumulative from
		August 11, 2012	August 11, 2012
	Year Ended	(inception) to	(inception) to
	August 31, 2013	August 31. 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(8,795)	$-	$(8,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset	-	-	-

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash provided by (used in) operating activities	(8,795)	-	(8,795)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	10,935	10,935

Net cash provided by financing activities	-	10,935	10,935

Net increase (decrease) in cash	(8,795)	10,935	2,140

Cash at beginning of period	10,935	-	-

Cash at end of period	$2,140	$10,935	$2,140

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book It Local, Inc.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2013

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events.  The Company is in the development stage with no revenues and a limited operating history.

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

Development Stage Company
The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended August 31, 2013.

Income Taxes
The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2013 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of August 31, 2013 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

At August 31, 2013 there are total of 10,597,572 common shares of the Company issued and outstanding.

7. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through August 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of August 31, is as follows:

2013
Total Deferred Tax Asset	$(3,078)
Valuation Allowance	3,078
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended August 31, 2013 is as follows:

2013
Income tax computed at the federal statutory rate	35.0%
State income tax, net of federal tax benefit	0.0%
Total	35.0%
Valuation allowance	-35.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased by approximately $3,078 during the year ended August 31, 2013.

As of August 31, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $8,795 which expires in the year 2033.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended August 31, 2013 is summarized as follows:

Cash paid during the period ended August 31, 2013 for interest and income taxes is as follows:

2013
Interest	$-
Taxes	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through December 13, 2013, the date of available issuance of these audited financial statements. During this period, the Company did not have any material recognizable subsequent events.