Form 10-Q
period 2013-11-30
Book It Local Inc
filed 2014-01-14
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

At January 14, 2014, there were 10,597,572 shares outstanding of the registrant’s common stock.

BOOK IT LOCAL, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED November 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Book it Local Inc
(A Development Stage Company)
Balance Sheet

	As of November 30, 2013	As of August 31, 2013
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$140	$2,140
Other current assets	-	-

Total Current Assets	140	2,140

TOTAL ASSETS	$140	$2,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Officer advances	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 10,597,572 and 10,597,572 shares issued and outstanding)	1,060	1,060
Additional paid-in capital	9,875	9,875
Deficit accumulated during the development stage	(10,795)	(8,795)

Total Stockholders' Equity (Deficit)	140	2,140

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$140	$2,140

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three	For the Three	Cumulative from
	Months Period	Months Period	August 11, 2012
	ended	ended	(inception) to
	November 30,	November 30,	November 30,
	2013	2012	2013
Revenues
Revenues	$-	$-	$-

Total Revenues

Operating Costs
Administrative Expenses	2,000	2,500	10,795
Taxes and Licenses	-	-	-

Total Operating Costs	2,000	2,500	10,795

Net Income (Loss)	$(2,000)	$(2,500)	$(10,795)

Basic earnings per share	*	*	*

Weighted average number of common shares outstanding	10,597,572	10,597,572	10,354,489

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Cash Flow (Unaudited)

	For the Three	For the Three	Cumulative from
	Months Period	Months Period	August 11, 2012
	ended	ended	(inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,000)	$(2,500)	$(10,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash provided by (used in) operating activities	(2,000)	(2,500)	(10,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officer advances	-	-	-
Proceeds from issuance of common stock	-	-	10,935

Net cash provided by (used in) financing activities	-	-	10,935

Net increase (decrease) in cash	(2,000)	(2,500)	140
Cash at beginning of period	2,140	10,935	0

Cash at end of period	$140	$8,435	$140
Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Book It Local, Inc. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) November 30, 2013

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events.  The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a cumulative net loss of $10,795 since its inception and requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2013 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective,  and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of November 30, 2013 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the three months ended November 30, 2013, the Company did not issue any common stock or preferred stock.

At November 30, 2013 there are total of 10,597,572 common shares of the Company issued and outstanding.

7. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through November 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of November 30, is as follows:

2013
Total Deferred Tax Asset	$(3,778)
Valuation Allowance	3,778
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended November 30, 2013 is as follows:

2013
Income tax computed at the federal statutory rate	35.0%
State income tax, net of federal tax benefit	0.0%
Total	35.0%
Valuation allowance	-35.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of November 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $10,795 which expires in the year 2033.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended November 30, 2013 and 2012 is summarized as follows:

Cash paid during the three months ended November 30, 2013 and 2012 for interest and income taxes is as follows:

	2013	2012
Interest	$-	$-
Taxes	$-	$-

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

Since our inception on August 11, 2012 to August 31, 2012, we have not generated any revenues nor have we incurred a loss. During this time, we incurred operating expenses of $0 resulting in a cumulative profit of $0. For the period ending November 30, 2013 we incurred $2,000 in professional fees to pay our auditor resulting in a net loss of $2,000. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Results of Operations for the Quarter ending November 30, 2013

Assets

Currently, we have $140 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended November 30, 2013 were $2,000 compared to expenses of $2,500 for three months ended November 30, 2012.

Net Loss

Net loss for the three months ended November 30, 2013 was $(2,000) compared to the three months ended November 30, 2013 $(2,500).

Liquidity and Capital Resources

At November 30, 2013, we had $140 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended November 30, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended November 30, 2013 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $140 in cash. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. McMurry or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

We will require as much as $100,000 in order to build our website and website application so that we may start generating revenues. $100,000 will be enough to fund our operations for the next 12 months, so long as we keep our operations to a minimum and are able to generate revenues.  We currently only have $140. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity.  As of November 30, 2013, we have issued 10,597,572 shares of our common stock to various shareholders, in exchange for cash and services.  Specifically, Mr. McMurry received 211,950 shares in exchange for services relating to our organization, and development or our business plan worth approximately $21,195.

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

Note applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2013, our Chief Executive Officer and Chief Financial Officer as of November 30, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2013, our internal control over financial reporting was effective.

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

Book it Local, Inc.

Date: January 14, 2014	By:	/s/ Joseph McMurry
President and Director
	Name:	Joseph McMurry
(Principal Executive Officer)

Date: January 14, 2014	By:	/s/ Joseph McMurry
Secretary, Treasurer, and Chief Financial Officer
	Name:	Joseph McMurry
(Principal Financial Officer, and Principal Accounting Officer)