Form 10-K/A
period 2013-08-31
Book It Local Inc
filed 2014-04-28
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form  10- K/A
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

Shares of common stock, $.0001 par value, outstanding on April 23, 2014 : 10,597,572

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

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$2,500	Stan J.H. Lee
2012	$2,500	Bongiovanni and Associations
2013	$2,500	Bongiovanni and Associations

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

Book it Local, Inc.

Dated: April 23, 2014	By:	/s/ Joseph McMurry
Joseph McMurry
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph McMurry	Chairman, President, Chief Executive Officer and Chief Accounting Officer	April 23, 2014
Joseph McMurry

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Book it Local, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Book it Local, Inc. as of August 31, 2012 and the related statements of operations, changes in stockholders’ equity, and statements of cash flows for the period ended August 31, 2012 and for the cumulative period from inception (August 11, 2012) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Book it Local, Inc. as of August 31, 2012, and the results of its operations, changes in stockholders’ equity and cash flows for the period ended August 31, 2012 and for the cumulative period from inception (August 11, 2012) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA
Certified Public Accountants
Cornelius, North Carolina
The United States of America
April 25, 2014

www.ba-cpa.net

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
April 23, 2014

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