Form 10-Q
period 2014-02-28
Book It Local Inc
filed 2014-04-30
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Book It Local, Inc.
(Name of small business issuer in its charter)

Nevada	3949	46-0780380
(State or other Employer jurisdiction of Identification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

Miguel Santiago Bustos Vergara
244, 5th Avenue, Suite A-154
New York, N.Y. 10001
USA
Phone 1-646-513-2776
 (Address and telephone number of registrant's principal executive offices and principal place of business)

Miguel Santiago Bustos Vergara
244, 5th Avenue, Suite A-154
New York, N.Y. 10001
USA
Phone 1-646-513-2776
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

At April 23, 2014, there were 31,597,572 shares outstanding of the registrant’s common stock.

BOOK IT LOCAL, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED February 28, 2014

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheets as of August 31, 2013 and February 28, 2014	F-1

	Statements of Operations for the three and six months ended February 28, 2014 and 2013 and for the period from Inception to February 28, 2014	F-2

	Statements of Cash Flows for the six months ended February 28, 2014 and 2013 and for the period from Inception to February 28, 2014	F-3

	Notes to Financial Statements	F-4 to F-7

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Book it Local Inc
(A Development Stage Company)
Balance Sheet

	As of February 28,	As of August 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$140	$2,140
Other current assets	-	-

Total Current Assets	140	2,140

TOTAL ASSETS	$140	$2,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Officer advances	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 and 10,597,572 shares issued and outstanding)	3,160	1,060
Additional paid-in capital	217,775	9,875
Deficit accumulated during the development stage	(220,795)	(8,795)

Total Stockholders' Equity (Deficit)	140	2,140

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$140	$2,140

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three	For the Three	For the Six	For the Six	Cumulative from
	Months Period	Months Period	Months Period	Months Period	August 11, 2012
	ended	ended	ended	ended	(inception) to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014

Revenues
Revenues	-	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	-	-	2,000	2,500	10,795
Stock Issued for Services	210,000	-	210,000	-	210,000

Total Operating Costs	210,000	-	212,000	2,500	220,795

Net Income (Loss)	(210,000)	-	(212,000)	(2,500)	(220,795)

Basic earnings per share	(0.01)	*	(0.01)	*	(0.02)

Weighted average number of common shares outstanding	20,618,178	10,597,572	15,323,114	10,597,572	11,874,555

*=less than 0.01

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Cash Flow (Unaudited)

	For the Six	For the Six	Cumulative from
	Months Period	Months Period	August 11, 2012
	ended	ended	(inception) to
	February 28, 2014	February 28, 2013	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(212,000)	$(2,500)	$(220,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	210,000	-	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash provided by (used in) operating activities	(2,000)	(2,500)	(10,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officer advances	-	-	-
Proceeds from issuance of common stock	-	-	10,935

Net cash provided by (used in) financing activities	-	-	10,935

Net increase (decrease) in cash	(2,000)	(2,500)	140
Cash at beginning of period	2,140	10,935	0

Cash at end of period	$140	$8,435	$140
Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Book It Local, Inc NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) February 28, 2014

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $220,795 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 28, 2014.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2014 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of February 28, 2014 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the six months ended February 28, 2014, the Company 21,000,000 common shares in exchange for $210,000 in services rendered, valued at the closing stock price at the date of issuance

At February 28, 2014 there are total of 31,597,572 common shares of the Company issued and outstanding.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended February 28, 2014 and 2013 is summarized as follows:

Cash paid during the six months ended February 28, 2014 and 2013 for interest and income taxes is as follows:

	2014	2013
Interest	$-	$-
Taxes	$-	$-

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

Background Overview

Book It Local, Inc. is a development stage company incorporated in the State of Nevada in August 2012. We were formed to engage in the business of booking entertainment for events through an online system that connects those running events and entertainers that may perform at such events. In August 2012, we commenced our planned principal operations, and therefore have no significant assets. On January 27, 2014, certain shareholders, via a seller’s representative (the “Unrestricted Sellers”), entered into various Stock Purchase Agreements under which the Unrestricted Sellers sold all of their shares of the Company’s stock. Certain of those Stock Purchase Agreements are described below.

The Unrestricted Seller entered into a Stock Purchase Agreement (the “Calima Purchase Agreement”) with Calima Associates Ltd. (“Calima”), pursuant to which the Unrestricted Sellers agreed to sell to Calima 997,500 shares of Common Stock of the Company for a total purchase price of $25,000. The affiliate shareholders of the Company, G9 Holdings, LLC, GW Grace, LLC, Winchester Investments, LLC, and Joseph McMurry (our CEO) (“Affiliate Sellers”) also entered into a Stock Purchase Agreement with Glenbarry Holdings, Inc, Karada Ltd, Inc., Laurag Associates S.A. Barrow Associates Ltd., Canto Affiliates, Inc., Syrroco Holdings Ltd, and Euro Ventures S.A. (“Affiliate Purchasers”), pursuant to which the Affiliate Sellers agreed to sell to Affiliate Purchasers 9,600,072 shares of Common Stock of the Company for a total purchase price of $250,000. The Stock Purchase Agreement with Affiliate Purchasers and Calima Purchase Agreement are each referred to herein as a “Purchase Agreement.”

Under each Purchase Agreement, the seller agreed to indemnify and hold the purchaser and the Company harmless from the breach by the seller of any representations made by the seller in that Purchase Agreement and certain liabilities and obligations of the Company related to the period prior to the closing of the purchase of the shares under that Purchase Agreement.

In connection with each Purchase Agreement, on January 28, 2014, Joseph McMurry, our Chief Executive Officer, Financial Officer, Secretary, and sole director, submitted his resignation from his positions with the Company. Mr. McMurry’s resignation as an officer of the Company was effective upon the consummation of each Purchase Agreement (the “Closing.”)

Also effective as of the Closing, Miguel Bustos Santiago Vergara was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and director.

As of January 28, 2014, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

Since our inception on August 11, 2012 to February 28, 2014, we had not generated any revenues and we incurred a loss of $220,795  and a loss of $212,000 for the six months ended February 28, 2014. These losses were mostly related to the costs associated with the issuance of stock in exchange for services.  This stock was issued at the Closing to Miguel Santiago Bustos Vergara for his services as CEO and to Zleepax ApS for its CEO’s assignment of his patent to the Company. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. It is the intent of our new officer and shareholders to change the name of the Company and its business plan. Once we have fully developed this plan, we will file the appropriate 8-k and file a change in name with the state of Nevada. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending February 28, 2014

Assets

Currently, we have $140 in cash which is our only asset.

Operating Expense

Total operating expenses for the six months ended February 28, 2014 were $212,000 compared to expenses of $220,795 for the period ended February 28, 2014 since inception.

Net Loss

Net loss for the six months ended February 28, 2014 was $(212,000) compared to the period ended February 28, 2014 since inception of $(220,795.).

Liquidity and Capital Resources

At February 28, 2014, we had $140 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended February 28, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended February 28, 2014 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $140 in cash. Currently, the Company’s new CEO is searching for financing. The CEO and its new shareholders as a result of the abovementioned stock purchase agreement intend to change the business plan of the Company and the name of the Company. Once the plan is finalized, the Company will file the appropriate 8-k with the Commission.

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

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of February 28, 2014, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Mr. Vergara was issued 3,000,000 shares for his services as CEO. Mr. Vergara is currently working with Mr. Birger Jan Olsen, the principal of Zleepax ApS on the development of the Company’s new business plan. In exchange for the assignment of his patent for an over the counter sleep remedy, Zleepax ApS was issued 18,000,000. Mr. Olsen is not an officer or board member of the Company. Mr. Olsen acts in an advisory capacity.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 28, 2014, our Chief Executive Officer and Chief Financial Officer as of February 28, 2014, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of February 28, 2014, our internal control over financial reporting was effective.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

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

Book it Local, Inc.

Date: April 23, 2014	By:	/s/ Miguel Santiago Bustos Vergara
	Name:	Miguel Santiago Bustos Vergara
	Title:	President and Director
(Principal Executive Officer)

Date: April 23, 2014	By:	/s/ Miguel Santiago Bustos Vergara
	Name:	Miguel Santiago Bustos Vergara
	Title:	Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)