Form 10-Q
period 2014-05-31
Book It Local Inc
filed 2014-08-12
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55022

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At August 7, 2014, there were 31,597,572 shares outstanding of the registrant’s common stock.

BOOK IT LOCAL, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED May 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Book it Local Inc
(A Development Stage Company)
Balance Sheet

	As of May 31,	As of August 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$140	$2,140
Other current assets	-	-

Total Current Assets	140	2,140

TOTAL ASSETS	$140	$2,140
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Officer advances	$-	$-
Accounts Payable	2,708
Total Current Liabilities	2,708	-

Total Liabilities	2,708	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 and 10,597,572 shares issued and outstanding)	3,160	1,060
Additional paid-in capital	217,775	9,875
Deficit accumulated during the development stage	(223.503)	(8,795)

Total Stockholders' Equity (Deficit)	(2,568)	2,140

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$140	$2,140

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Cumulative from
	Months Period	Months Period	Months Period	Months Period	August 11, 2012
	ended	ended	ended	ended	(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
Revenues
Revenues	-	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	2,708	-	4,708	2,500	13,503
Stock Issued for Services	-	-	210,000	-	210,000

Total Operating Costs	2,708	-	214,708	2,500	223,503

Net Income (Loss)	(2,708)	-	(214,708)	(2,500)	(223,503)

Basic earnings per share	*	*	(0.01)	*	(0.02)

Weighted average number of common shares outstanding	31,597,572	10,597,572	20,751,418	10,597,572	14,627,996
______________
*=less than 0.01

The accompanying notes are an integral part of these financial statements.

Book it Local Inc
(A Development Stage Company)
Statements of Cash Flow (Unaudited)

	For the Nine	For the Nine	Cumulative from
	Months Period	Months Period	August 11, 2012
	ended	ended	(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(214,708)	$(2,500)	$(223,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	210,000	-	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,708	-	2,708

Net cash provided by (used in) operating activities	(2,000)	(2,500)	(10,795)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in officer advances	-	-	-
Proceeds from issuance of common stock	-	-	10,935
Net cash provided by (used in) financing activities	-	-	10,935
Net increase (decrease) in cash	(2,000)	(2,500)	140
Cash at beginning of period	2,140	10,935	-
Cash at end of period	$140	$8,435	$140
Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Book It Local, Inc
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
May 31, 2014

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $223,503 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2014.

Income Taxes
The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2014 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of May 31, 2014 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the nine months ended May 31, 2014, the Company issued 21,000,000 common shares in exchange for $210,000 in services rendered, valued at the closing stock price at the date of issuance

At May 31, 2014 there are total of 31,597,572 common shares of the Company issued and outstanding.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended May 31, 2014 and 2013 is summarized as follows:

Cash paid during the nine months ended May 31, 2014 and 2013 for interest and income taxes is as follows:

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

Since our inception on August 11, 2012 to May 31, 2014, we had not generated any revenues and we incurred a loss of $223,503 and a loss of $214,708 for the nine months ended May 31, 2014. These losses were mostly related to the costs associated with the issuance of stock in exchange for services. This stock was issued at the Closing to Miguel Santiago Bustos Vergara for his services as CEO and to Zleepax ApS for its CEO’s assignment of his patent to the Company. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. It is the intent of our new officer and shareholders to change the name of the Company and its business plan. Once we have fully developed this plan, we will file the appropriate 8-k and file a change in name with the state of Nevada. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending May 31, 2014

Assets

Currently, we have $140 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended May 31, 2014 were $2,708 compared to expenses of $223,503 for the period ended May 31, 2014 since inception.

Net Loss

Net loss for the three months ended May 31, 2014 was $(2,708) compared to the period ended May 31, 2014 since inception of $(223,503).

Liquidity and Capital Resources

At May 31, 2014, we had $140 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended May 31, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended May 31, 2014 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of May 31, 2014, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Mr. Vergara was issued 3,000,000 shares for his services as CEO. Mr. Vergara is currently working with Mr. Birger Jan Olsen, the principal of Zleepax ApS on the development of the Company’s new business plan. In exchange for the assignment of his patent for an over the counter sleep remedy, Zleepax ApS was issued 18,000,000. Mr. Olsen is not an officer or board member of the Company. Mr. Olsen acts in an advisory capacity.

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

Note applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2014, our Chief Executive Officer and Chief Financial Officer as of May 31, 2014, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of May 31, 2014, our internal control over financial reporting was effective.

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

PART II — OTHER INFORMATION

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
____________
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

Book it Local, Inc.

Date: August 12, 2014	By:	/s/ Miguel Santiago Bustos Vergara
Miguel Santiago Bustos Vergara
(Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Miguel Santiago Bustos Vergara
Miguel Santiago Bustos Vergara
Secretary, Treasurer ,and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)