Form 10-K
period 2014-08-31
Book It Local Inc
filed 2014-12-19
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended August 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Book It Local, Inc.
(Name of small business issuer in its charter)

Nevada	3949	46-0780380
(State or other Employer jurisdiction of Identification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

Miguel Bustos Vergara

244, 5th Avenue, Suite A-154

New York, N.Y. 10001

USA

Phone 1-646-513-2776

 (Address and telephone number of registrant's principal executive offices and principal place of business)

Miguel Bustos Vergara

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

At December 12, 2014, there were 31,597,572 shares outstanding of the registrant’s common stock.

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

Item 1. Description of Business

Book it Local, Inc. was originally incorporated in order to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, nightclubs, fraternity functions, Bar Mitzvahs, grand openings, and other events. However, due to a lack of financing, the Company’s shareholders elected to sell their shares in private to transaction to new shareholders. On January 27, 2014, certain shareholders, via a seller’s representative (the “Unrestricted Sellers”), entered into various Stock Purchase Agreements under which the Sellers sold all of their shares of the Company’s stock. Certain of those Stock Purchase Agreements are described below.

The Seller entered into a Stock Purchase Agreement (the “Calima Purchase Agreement”) with Calima Associates Ltd. (“Calima”), pursuant to which the Sellers agreed to sell to Calima 997,500 shares of Common Stock of the Company for a total purchase price of $25,000. The affiliate shareholders of the Company, G9 Holdings, LLC, GW Grace, LLC, Winchester Investments, LLC, and Joseph McMurry (our CEO) (“Affiliate Sellers”) also entered into a Stock Purchase Agreement with Glenbarry Holdings, Inc, Karada Ltd, Inc., Laurag Associates S.A. Barrow Associates Ltd., Canto Affiliates, Inc., Syrroco Holdings Ltd, and Euro Ventures S.A. (“Affiliate Purchasers”), pursuant to which the Affiliate Sellers agreed to sell to Affiliate Purchasers 9,600,072 shares of Common Stock of the Company for a total purchase price of $250,000. The Stock Purchase Agreement with Affiliate Purchasers and Calima Purchase Agreement are each referred to herein as a “Purchase Agreement.”

Under each Purchase Agreement, the Seller agreed to indemnify and hold the purchaser and the Company harmless from the breach by the Seller of any representations made by the Seller in that Purchase Agreement and certain liabilities and obligations of the Company related to the period prior to the closing of the purchase of the shares under that Purchase Agreement.

In connection with each Purchase Agreement, on January 28, 2014, Joseph McMurry, our Chief Executive Officer, Financial Officer, Secretary, and sole director, submitted his resignation from his positions with the Company. Mr. McMurry’s resignation as an officer of the Company is effective upon the consummation of each Purchase Agreement (the “Closing”), which is expected to take place on January 29, 2014 after the filing of this Information Statement with the SEC. Mr. McMurry’s resignation as a director of the Company will be effective ten days after the mailing of this Information Statement to stockholders of the Company (the “Effective Date”).

Also effective as of the Closing, Miguel Bustos Vergara was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and director.

As of August 31, 2014, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

Future Business

It is the intention of the officers, directors, and majority shareholders to change the plan of business of the Company from an online booking agency to an insomnia remedy provider. The Company has not completed the transition and is in the process of drafting a super 8-k detailing the plans of the Company, changing the name of the Company, the relevant risk factors, and other material information.

Item 1A. Risk Factors

RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We currently maintain an office at 244, 5th Avenue, Suite A-154, New York, N.Y. 10001. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Vergara, our primary officer and director, and our employee provides us a facility in which we conduct business on our behalf. Mr. Vergara does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not currently require personnel other than Mr. Vergara to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Although our stock has a stock symbol on the OTCBB of BKIT, it is not currently trading. Since our incorporation, we have raised capital through private sales of our common equity. As of August 31, 2014, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Mr. Vergara was issued 3,000,000 shares of common stock for his services as CEO. Mr. Vergara is currently working with Mr. Birger Jan Olsen, the principal of Zleepax ApS on the development of the Company’s new business plan. In exchange for the assignment of his patent for an over the counter sleep remedy, Zleepax ApS was issued 18,000,000 shares of common stock of the Company. Mr. Olsen is not an officer or board member of the Company. Mr. Olsen acts in an advisory capacity.

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

Company Overview

Book It Local, Inc. is a development stage company incorporated in the State of Nevada in August 2012. We were formed to engage in the business of booking entertainment for events through an online system that connects those running events and entertainers that may perform at such events. In August 2012, we commenced our planned principal operations, and therefore have no significant assets. The Company, since the sale of stock by certain shareholders in January, 2014, intends to change its name and change its business plan from an online booking agency to a insomnia remedy provider. The Company is still in the process of developing its plan.

Since our inception on August 11, 2012 to August 31, 2014, we have not generated any revenues. During this time, we incurred operating expenses of $228,381 resulting in a cumulative loss of $228,381. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations

For the period ended August 31, 2014

There were no revenues for the period from inception to August 31, 2014.

The company did not pay nor recognize any interest expense for the periods ended August 31, 2014.

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

Liquidity and Capital Resources

The Company has $1,759 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Vergara, Mr. Olsen, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

If Mr. Vergara or Mr. Olsen are unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan may not be on favorable terms. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We will require as much as $100,000 in order to build our market our new business plan for insomnia remedies. We currently only have $1,759. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of August 31, 2014, we have issued 31,597,572 shares of our common stock to various shareholders in exchange for cash and services. Specifically, 3,000,000 shares to our CEO, Miguel Bustos Vergara and 18,000,000 shares to Zleepax ApS of which a consultant of the Company, Mr. Birger Jan Olsen, is a stakeholder. Please see our “Stockholder Table” for more information on distributions of stock in exchange for services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $228,381 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

During fiscal 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2014. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2014, based on these criteria.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and officers at August 31, 2014:

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer is as follows:

Name	Age	Title
Miguel Bustos Vergara	51	President, Chief Executive Officer, Chief Financial Officer, Secretary and director

Duties, Responsibilities and Experience

Miguel Bustos Vergara is a seasoned entrepreneur with a strong medical, commercial and financial background. His expertise is within most therapeutic areas, including medicinal drugs, devices and diagnostics. Mr. Vergara’s commercial experiences are highly diversified in scope, focusing on sales through partners, affiliates, direct to patients, hospitals and other end-users. He has also worked extensively in business development projects securing licensing and corporate deals. Mr. Vergara obtained his MD (Licentiate of Medicina) in 1986 from Facultad de Medicina Occidente, Chile and a B.A. in Psychology in 1991 from Faculté de Psychology et des Sciénces de l'Éducation, Chile. Since January 2003, Mr. Vergara has operated as an independent consultant focusing on Management, marketing planning, social media marketing management, international public relations, cross channel marketing and usability evaluation.

Mr. Vergara is the promoter of the Company.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified. For the year ended August 31, 2014.

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

The following table sets forth the cash compensation of our initial officer and director, Joseph McMurry from inception (August 11, 2012) to January 28, 2014 (his date of resignation) and our current officer and director Miguel Bustos Vergara from his date of appointment (January 28, 2014) to December 12, 2014.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock(1)	Options

Miguel Bustos Vergara CEO, Director	2014	$-0-	-0-	-0-	$30,000	-0-
Joseph McMurry CEO, Director	2014	$-0-	-0-	-0-	$-0-	-0-
Joseph McMurry CEO, Director	2013	$-0-	-0-	-0-	$-0-	-0-
Joseph McMurry CEO, Director	2012	$-0-	-0-	-0-	$-0-	-0-

_________________

(1) The stock granted to Mr. McMurry or Mr. Vergara are not freely tradable as it is unregistered stock granted by the Company for services rendered.

Mr. McMurry has not received any monetary compensation or salary since the inception of the Company. Mr. McMurry has agreed to not receive any compensation or enter into any employment agreements until the Company begins operations.

Mr. Vergara has not received any monetary compensation or salary since the inception of the Company. Mr. Vergara has agreed to not receive any compensation or enter into any employment agreement until the Company changes, further developments, and implements its business plan. Upon appointment, Mr. Vergara, for his services to the Company, was granted 3,000,000 shares of stock.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to Book it Local, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Book it Local did not grant any stock options to the executive officer during the most recent fiscal period ended August 31, 2014. Book it Local has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation

Mr. Vergara has agreed to provide services to us without compensation until such time as either we have earnings from our revenue.

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

Directors and Executive Officers	Amount	Percentage
Miguel Bustos Vergara	3,000,000	9.5%

Name and Address of 5% Shareholders (other than as reported directly above):

Affiliate Shareholder	Amount	Percentage
Zleepax VpS (1)	18,000,000	57%

1. Mr. Birger Jan Olsen, a consultant to the Company, is the principal of Zleepax VpS

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. Currently we have 31,597,572 common shares issued and outstanding. We do not have any holding period requirements for our common stock.

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

As of August 31, 2014, the Company had no independent board members.

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

(1) 　Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$2,500	Stan J.H. Lee
2012	$2,500	Bongiovanni and Associates
2013	$2,500	Bongiovanni and Associates
2014	$3,500	Bongiovanni and Associates

(2) 　Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$	Nil	Stan J.H. Lee
2013	$	Nil	Bongiovanni and Associates
2014	$	Nil	Bongiovanni and Associates

(3) 　Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$	Nil	Stan J. H. Lee
2013	$	Nil	Bongiovanni and Associates
2014	$	Nil	Bongiovanni and Associates

(4) 　All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$	Nil	Stan J. H. Lee
2013	$	Nil	Bongiovanni and Associates
2014	$	Nil	Bongiovanni and Associates

(5) 　We do not currently have an audit committee.

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

Book it Local, Inc.

Dated: December 18, 2014	By:	/s/ Miguel Bustos Vergara
Miguel Bustos Vergara
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Miguel Bustos Vergara	Chairman, President, Chief Executive Officer and Chief Accounting Officer	December 18, 2014
Miguel Bustos Vergara

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FL Office

 7951 SW 6th St., Suite. 216

 Plantation, FL 33324

 Tel: 954-424-2345

 Fax:  954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Book It Local, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Book It Local, Inc. as of August 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended August 31, 2014 and 2013 and for the period from inception (August 11, 2012) through August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Book It Local, Inc. as of August 31, 2014 and 2013, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2014 and 2013 and for the period from inception (August11, 2012) through August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

December 16, 2014

www.ba-cpa.net

Book it Local, Inc.

(A Development Stage Company)

Balance Sheets

	As of August 31,	As of August 31,
	2014	2013
ASSETS
Current Assets
Cash	$1,759	$2,140
Other current assets	-	-
Total Current Assets	1,759	2,140

TOTAL ASSETS	$1,759	$2,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$5,000	$-
Accounts payable	4,205
Total Current Liabilities	9,205	-

Total Liabilities	9,205	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 and 10,597,572 shares issued and outstanding as of August 31, 2014 and 2013, respectively)	3,160	1,060
Additional paid-in capital	217,775	9,875
Deficit accumulated during the development stage	(228,381)	(8,795)
Total Stockholders' Equity (Deficit)	(7,446)	2,140
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,759	$2,140

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book it Local, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from
	For the year	For the year	August 11, 2012
	ended	ended	(inception) to
	August 31, 2014	August 31, 2013	August 31, 2014
Revenues
Revenues	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	9,586	8,795	18,381
Stock Issued for Services	210,000	-	210,000

Total Operating Costs	219,586	8,795	228,381

Net Income (Loss)	(219,586)	(8,795)	(228,381)

Basic earnings per share	(0.01)	**	(0.01)

Weighted average number of common shares outstanding	23,485,243	10,597,572	16,706,825

** Less than $0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book it Local, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balances, August 11, 2012 (Inception)	-	$-	$-	$-	$-
Stock issued for cash on 8/21/2012 @ .0001	9,600,072	960	-	-	960
Stock issued for cash on 8/21/2012 @ .01	997,500	100	9,875	-	9,975
Net Loss for the period from
August 11, 2012 (Inception) to August 31, 2012	-	-	-	-	-
Balances, August 31, 2012	10,597,572	1,060	9,875	-	10,935
Net loss for year ended August 31, 2013	-	-	-	(8,795)	(8,795)
Balances, August 31, 2013	10,597,572	1,060	9,875	(8,795)	2,140
Common stock issued for services	21,000,000	2,100	207,900	-	210,000
Net loss for year ended August 31, 2014	-	-	-	(219,586)	(219,586)
Balances, August 31, 2014	31,597,572	$3,160	$217,775	$(228,381)	$(7,446)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book it Local, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative from
	For the year	For the year	August 11, 2012
	ended	ended	(inception) to
	August 31, 2014	August 31, 2013	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(219,586)	$(8,795)	$(228,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	210,000	-	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,205	-	4,205

Net cash provided by (used in) operating activities	(5,381)	(8,795)	(14,176)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable	5,000	-	5,000
Proceeds from issuance of common stock	-	-	10,935

Net cash provided by (used in) financing activities	5,000	-	15,935

Net increase (decrease) in cash	(381)	(8,795)	1,759

Cash at beginning of period	2,140	10,935	-

Cash at end of period	$1,759	$2,140	$1,759

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Book It Local, Inc NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2014

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. The Company is in the development stage with no revenues and a limited operating history.

In January of 2014 , the Board of Directors of the Company approved the issuance of 21,000,000 shares of common stock to two individuals for services rendered. The value of the shares in amount of $210,000 was determined by the trading price of the Company’s Common Stock on the grant dates. Accordingly, the Company calculated stock based compensation of $210,000 as its fair value and recognized the expense during the year ended August 31, 2014. Such issuance resulted in a change in control of the Company.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $228,381 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended August 31, 2014.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2014 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of August 31, 2014 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. NOTE PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on August 31, 2015 and bears interest at 10% per annum.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

7. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

In January of 2014, the Board of Directors of the Company approved the issuance of 21,000,000 shares of common stock to two individuals for services rendered. The value of the shares in amount of $210,000 was determined by the trading price of the Company’s Common Stock on the grant dates. Accordingly, the Company calculated stock based compensation of $210,000 as its fair value and recognized the expense during the year ended August 31, 2014. Such issuance resulted in a change in control of the Company.

At August 31, 2014 there are total of 31,597,572 common shares of the Company issued and outstanding.

8. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through August 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of August 31, is as follows:

	2014	2013
Total Deferred Tax Asset	79,933	3,078
Valuation Allowance	(79,933)	(3,078)
Net Deferred Tax Asset	$-	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended August 31, 2014 is as follows:

	2014	2013
Income tax computed at the federal statutory rate	35.0	35.0%
State income tax, net of federal tax benefit	0.0	0.0%
Total	35.0	35.0%
Valuation allowance	-35.0	-35.0%
Total deferred tax asset	0.0	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of August 31, 2014, the Company had a federal and state net operating loss carry forward in the amount of approximately $79,933 which expires in the year 2033.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended August 31, 2014 and 2013 is summarized as follows:

Cash paid during the year ended August 31, 2014 and 2013 for interest and income taxes is as follows:

	2014	2013
Interest	$-	$-
Taxes	$-	$-

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

