Form 10-Q
period 2014-11-30
Book It Local Inc
filed 2015-01-26
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55022

Book It Local, Inc.
(Name of small business issuer in its charter)

Nevada	3949	46-0780380
(State or other Employer jurisdiction of Identification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

Birger Jan Olsen

244, 5th Avenue, Suite A-154

New York, N.Y. 10001

USA

Phone 1-646-513-2776

 (Address and telephone number of registrant's principal executive offices and principal place of business)

Birger Jan Olsen

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

At January 20, 2015, there were 31,597,572 shares outstanding of the registrant’s common stock.

BOOK IT LOCAL, INC. INDEX TO FORM 10-Q FOR THE QUARTER ENDED November 30, 2014

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of August 31, 2014 and November 30, 2014	F-1

	Statements of Operations for the three months ended November 30, 2014 and November 30, 2013 and for the period from Inception to November 30, 2014	F-2

	Statements of Cash Flows for the three and three months ended November 30, 2014 and November 30, 2013 and for the period from Inception to November 30, 2014	F-3

	Notes to Financial Statements	F-4 to F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative & Qualitative Disclosures about Market Risks	6

Item 4.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon senior securities	8

Item 4.	Submission of matters to a vote of security holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Exhibit 31.1

Exhibit 32.1

2

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Book It Local Inc
(A Development Stage Company)
Balance Sheet

	As of November 30,	As of August 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8,258	$1,759
Total Current Assets	8,258	1,759

TOTAL ASSETS	$8,258	$1,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$15,000	$5,000
Accounts payable	9,197	4,205
Accrued interest	152	-

Total Current Liabilities	24,349	9,205

Total Liabilities	24,349	9,205

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(237,026)	(228,381)

Total Stockholders' Equity (Deficit)	(16,091)	(7,446)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,258	$1,759

The accompanying notes are an integral part of these financial statements.

Book It Local Inc
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative from
	For the three months		For the three months		August 11, 2012 (inception)
	ended		ended		to
	November 30, 2014		November 30, 2013		November 30, 2014

Revenues

Revenues	-		-		-

Total Revenues	-		-		-

Operating Costs
Administrative Expenses	8,645		2,000		27,026
Stock Issued for Services	-		-		210,000

Total Operating Costs	8,645		2,000		237,026

Net Income (Loss)	(8,645)		(2,000)		(237,026)

Basic loss per share	(0.00	)*	(0.00	)*	(0.01)

Weighted average number of common shares outstanding	31,597,572		10,597,572		18,316,158

*=less than 0.01

The accompanying notes are an integral part of these financial statements.

Book It Local Inc

(A Development Stage Company)

Statements of Cash Flow (Unaudited)

			Cumulative from
	For the three	For the three	August 11, 2012
	months ended	months ended	(inception) to
	November 30, 2014	November 30, 2013	November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,645)	$(2,000)	$(237,026)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	-	-	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,992	-	9,197
Increase (decrease) in accrued interest	152	-	152

Net cash (used in) operating activities	(3,501)	(2,000)	(17,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	-	15,000
Proceeds from issuance of common stock	-	-	10,935

Net cash provided by financing activities	10,000	-	25,935

Net increase (decrease) in cash	6,499	(2,000)	8,258

Cash at beginning of period	1,759	2,140	-

Cash at end of period	$8,258	$140	$8,258

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Book It Local, Inc

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

November 30, 2014

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. The Company is in the development stage with no revenues and a limited operating history. The Company intends to change its business plan in the near future to reflect its intentions to operate as a insomnia remedy provider. The Company will also change its name.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $237,026 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2014.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2014 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of November 30, 2014 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on August 31, 2015 and bears interest at 10% per annum.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

7. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the year ended August 31, 2014, the Company issued 21,000,000 common shares in exchange for $210,000 in services rendered, valued at the closing stock price at the date of issuance.

At November 30, 2014, there are total of 31,597,572 common shares of the Company issued and outstanding.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended November 30, 2014 and 2013 is summarized as follows:

Cash paid during the quarters ended November 30, 2014 and 2013 for interest and income taxes is as follows:

	2014	2013
Interest	$-	$-

Taxes	$-	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below. On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 shares for advisory services.

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

Also effective as of the Closing, Miguel Bustos Vergara was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and director. On December 23, 2014, Mr. Vergara stepped down as President, Chief Executive Officer, Chief Financial Officer, Secretary, and director. Effective December 23, 2014, the Board of Directors of the Company appointed Mr. Birger Jan Olsen as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and as a member of the board. On January 5, 2015, the Company entered into an agreement with Morten Albrecthsen to act a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen will be issued 1,500,000 shares.

As of January 20, 2015, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

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

Since our inception on August 11, 2012 to November 30, 2014, we had not generated any revenues and we incurred a loss of $237,026 and a loss of $8,645 for the three months ended November 30, 2014. These losses were mostly related to the costs associated with the issuance of stock in exchange for services and administrative expenses. This stock was issued at the Closing to Birger Jan Olsen for his services as CEO and to Zleepax ApS for its CEO’s assignment of his pending patent to the Company. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. It is the intent of our new officer and shareholders to change the name of the Company and its business plan. Once we have fully developed this plan, we will file the appropriate 8-k and file a change in name with the state of Nevada. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending November 30, 2014

Assets

Currently, we have $8,258 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended November 30, 2014 were $8,645 compared to expenses of $2,000 for the three months ended November 30, 2013.

Net Loss

Net loss for the three months ended November 30, 2014 was $(8,645) compared to the for the three months ended November 30, 2013 of $(2,000).

Liquidity and Capital Resources

At November 30, 2014, we had $8,258 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended November 30, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended November 30, 2014 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $8,258 in cash. Currently, the Company’s new CEO is searching for financing. The CEO and its new shareholders as a result of the abovementioned stock purchase agreement intend to change the business plan of the Company and the name of the Company. Once the plan is finalized, the Company will file the appropriate 8-k with the Commission.

We currently only have $8,258. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of January 20, 2015, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of 3,000,000 shares.

In exchange for the assignment of his pending patent for a prescription sleep remedy, Zleepax ApS was issued 18,000,000 which is owned by our CEO, Birger Jan Olsen.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2014, our Chief Executive Officer and Chief Financial Officer as of November 30, 2014, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of November 30, 2014, our internal control over financial reporting was effective.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITEIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Book It Local, Inc.

Date: January 22, 2015	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	President and Director
(Principal Executive Officer)

Date: January 22, 2015	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

