Form 10-Q
period 2015-02-28
Book It Local Inc
filed 2015-04-20
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At April 18, 2015, there were 31,597,572 shares outstanding of the registrant’s common stock.

BOOK IT LOCAL, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED

February 28, 2015

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of August 31, 2014 and February 28, 2015	F-1

	Statements of Operations for the three and six months ended February 28, 2015 and February 28, 2014	F-2

	Statements of Cash Flows for the three and six months ended February 28, 2015 and February 28, 2014	F-3

	Notes to Financial Statements	F-4

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Book It Local Inc.

(A Development Stage Company)

Balance Sheets

	As of February 28,	As of August 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$6,036	$1,759
Total Current Assets	6,036	1,759

TOTAL ASSETS	$6,036	$1,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$25,000	$5,000
Accounts payable	2,983	4,205
Accrued interest	639	-

Total Current Liabilities	28,622	9,205

Total Liabilities	28,622	9,205

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(243,521)	(228,381)

Total Stockholders' Equity (Deficit)	(22,586)	(7,446)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$6,036	$1,759

The accompanying notes are an integral part of these financial statements.

Book It Local Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months		For the three months	For the six months		For the six months
	Ended		ended	ended		ended
	February 28, 2015		February 28, 2014	February 28, 2015		February 28, 2014

Revenues
Revenues	-		-	-		-

Total Revenues	-		-	-		-

Operating Costs
Administrative Expenses	1,495		-	10,140		2,000
Stock Issued for Services	5,000		210,000	5,000		210,000

Total Operating Costs	6,495		210,000	15,140		212,000

Net Loss	(6,495)		(210,000)	(15,140)		(212,000)

Basic loss per share	(0.00)	*	(0.01)	(0.00)	*	(0.01)

Weighted average number of common shares outstanding	31,164,239		20,618,178	31,382,102		15,323,114

_________

* less than 0.01

The accompanying notes are an integral part of these financial statements.

Book It Local Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the six	For the six
	months ended	months ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,140)	$(212,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	5,000	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,222)	-
Increase (decrease) in accrued interest	639	-

Net cash (used in) operating activities	(10,723)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	-
Proceeds from issuance of common stock	5,000	-
Cancellation of stock	(10,000)	-

Net cash provided by financing activities	15,000	-
Net increase (decrease) in cash	4,277	(2,000)
Cash at beginning of period	1,759	2,140

Cash at end of period	$6,036	$140

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Book It Local, Inc

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

February 28, 2015

1. NATURE OF OPERATIONS

Book It Local, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $243,521 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 28, 2015.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended February 28, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

The Company has reviewed all recently issued, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of February 28, 2015 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on August 31, 2015 and bears interest at 10% per annum.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum.

On January 18, 2015, the Company issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum.

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

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 for advisory services.

At February 28, 2015, there are total of 31,597,572 common shares of the Company issued and outstanding.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended February 28, 2015 and 2014 is summarized as follows:

Cash paid during the quarters ended February 28, 2015 and 2014 for interest and income taxes is as follows:

	2015	2014
Interest	$-	$-
Taxes	$-	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

As of April 18, 2015, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

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

Since our inception on August 11, 2012 to February 28, 2015, we had not generated any revenues and we incurred a loss of $243,251 and a loss of $6,495 for the three months ended February 28, 2015 and $15,140 for the six months ended February 28, 2015. These losses were mostly related to the costs associated with the issuance of stock in exchange for services and administrative expenses. This stock was issued at the Closing to Birger Jan Olsen for his services as CEO and to Zleepax ApS for its CEO’s assignment of his pending patent to the Company. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. It is the intent of our new officer and shareholders to change the name of the Company and its business plan. Once we have fully developed this plan, we will file the appropriate 8-k and file a change in name with the state of Nevada. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending February 28, 2015

Assets

Currently, we have $6,036 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended February 28, 2015 were $6,496 compared to expenses of $210,000 for the three months ended February 28, 2014.

Total operating expenses for the six months ended February 28, 2015 were $15,140 compared to $212,000 for the six months ended February 28, 2014.

Net Loss

Net loss for the three months ended February 28, 2015 was $(6,496) compared to the for the three months ended February 28, 2014 of $(210,000).

Net loss for the six months ended February 28, 2015 were $15,140 compared to $212,000 for the six months ended February 28, 2014.

Liquidity and Capital Resources

At February 28, 2015, we had $6,036 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three and six months ended February 28, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and six months ended February 28, 2015 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $6,036 in cash. Currently, the Company’s new CEO is searching for financing. The CEO and its new shareholders as a result of the abovementioned stock purchase agreement intend to change the business plan of the Company and the name of the Company. Once the plan is finalized, the Company will file the appropriate 8-k with the Commission.

We currently only have $6,036. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of April 18, 2015, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of,3,000,000 shares.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2015. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 28, 2015, our Chief Executive Officer and Chief Financial Officer as of February 28, 2015, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of February 28, 2015, our internal control over financial reporting was effective.

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

Book it Local, Inc.

Date: April 18, 2015	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
President and Director
(Principal Executive Officer)

Date: April 18, 2015	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)

