Form 10-Q
period 2015-05-31
Book It Local Inc
filed 2015-07-15
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

NewYork, N.Y. 10001

USA

Phone 1-646-513-2776

 (Address and telephone number of registrant's principal executive offices and principal place of business)

Birger Jan Olsen

244, 5th Avenue, Suite A-154

NewYork, N.Y. 10001

USA

Phone 1-646-513-2776

(Name, address, and telephone number of agent for service)

Please send a copy of all correspondence to:

Jillian Ivey Sidoti, Esq

PHONE 323-799-1342

jillian@jilliansidoti.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At July 15, 2015, there were 31,597,572 shares outstanding of the registrant's common stock.

BOOK IT LOCAL, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED May 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Book It Local Inc.
Balance Sheets

	As of May 31,	As of August 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,826	$1,759
Total Current Assets	1,826	1,759

TOTAL ASSETS	$1,826	$1,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$25,000	$5,000
Accounts payable	13,774	4,205
Accrued interest	1,265	-

Total Current Liabilities	40,039	9,205
Total Liabilities	40,039	9,205

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(259,148)	(228,381)

Total Stockholders' Equity (Deficit)	(38,213)	(7,446)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,826	$1,759

The accompanying notes are an integral part of these financial statements.

Book It Local Inc.
Statements of Operations
(unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Revenues
Revenues	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	3,835	2,708	13,976	4,708
Patent Costs	11,791		11,791
Stock Issued for Services	-	-	5,000	210,000

Total Operating Costs	15,626	2,708	30,767	214,708

Net Loss	(15,626)	(2,708)	(30,767)	(214,708)

Basic loss per share	*	*	*	(0.01)

Weighted average number of common shares outstanding	31,597,572	31,597,572	31,454,715	20,751,418

Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Book It Local Inc.
Statements of Cash Flows
(unaudited)

	For the nine	For the nine
	months ended	months ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(30,767)	$(214,708)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	5,000	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,569	2,708
Increase (decrease) in accrued interest	1,265	-

Net cash (used in) operating activities	(14,933)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	-
Proceeds from issuance of common stock	5,000	-
Cancellation of stock	(10,000)	-

Net cash provided by financing activities	15,000	-
Net increase (decrease) in cash	67	(2,000)
Cash at beginning of period	1,759	2,140

Cash at end of period	$1,826	$140

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Book it Local, Inc.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

May 31, 2015

1. NATURE OF OPERATIONS

Book It Local, Inc. ("The Company") was incorporated in the State of Nevada on August 11, 2012 to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. The Company has no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $258,857 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is August 31.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Fair Value for Financial Assets and Financial Liabilities

Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2015.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and shareholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended February 28, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

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

On January 18, 2015 the Company issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

6. STOCKHOLDERS' EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the year ended August 31, 2014, the Company issued 21,000,000 common shares in exchange for $210,000 in services rendered, valued at the closing stock price at the date of issuance.

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $ 5,000 cash and 1,500,000 for advisory services.

At May 31, 2015, there are total of 31,597,572 common shares of the Company issued and outstanding.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended May 31, 2015 and 2014 is summarized as follows:

Cash paid during the quarters ended May 31, 2015 and 2014 for interest and income taxes is as follows:

	2015	2014
Interest	$-	$-
Taxes	$-	$-

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on June 10, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under "Risk Factors" included in Part II, Item IA of this report.

Background Overview

Book it Local, Inc. was originally incorporated in order to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, nightclubs, fraternity functions, Bar Mitzvahs, grand openings, and other events. However, due to a lack of financing, the Company's shareholders elected to sell their shares in private to transaction to new shareholders. On January 27, 2014, certain shareholders, via a seller's representative (the "Unrestricted Sellers"), entered into various Stock Purchase Agreements under which the Sellers sold all of their shares of the Company's stock. Certain of those Stock Purchase Agreements are described below.

The Seller entered into a Stock Purchase Agreement (the "Calima Purchase Agreement") with Calima Associates Ltd. ("Calima"), pursuant to which the Sellers agreed to sell to Calima 997,500 shares of Common Stock of the Company for a total purchase price of $25,000. The affiliate shareholders of the Company, G9 Holdings, LLC, GW Grace, LLC, Winchester Investments, LLC, and Joseph McMurry (our CEO) ("Affiliate Sellers") also entered into a Stock Purchase Agreement with Glenbarry Holdings, Inc, Karada Ltd, Inc., Laurag Associates S.A. Barrow Associates Ltd., Canto Affiliates, Inc., Syrroco Holdings Ltd, and Euro Ventures S.A. ("Affiliate Purchasers"), pursuant to which the Affiliate Sellers agreed to sell to Affiliate Purchasers 9,600,072 shares of Common Stock of the Company for a total purchase price of $250,000. The Stock Purchase Agreement with Affiliate Purchasers and Calima Purchase Agreement are each referred to herein as a "Purchase Agreement."

Under each Purchase Agreement, the Seller agreed to indemnify and hold the purchaser and the Company harmless from the breach by the Seller of any representations made by the Seller in that Purchase Agreement and certain liabilities and obligations of the Company related to the period prior to the closing of the purchase of the shares under that Purchase Agreement.

In connection with each Purchase Agreement, on January 28, 2014, Joseph McMurry, our Chief Executive Officer, Financial Officer, Secretary, and sole director, submitted his resignation from his positions with the Company. Mr. McMurry's resignation as an officer of the Company is effective upon the consummation of each Purchase Agreement (the "Closing"), which is expected to take place on January 29, 2014 after the filing of this Information Statement with the SEC. Mr. McMurry's resignation as a director of the Company will be effective ten days after the mailing of this Information Statement to stockholders of the Company (the "Effective Date").

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

As of July 15, 2015, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

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

Since our inception on August 11, 2012 to May 31, 2015, we had not generated any revenues and we incurred a loss of $243,251 and a loss of $15,335 for the three months ended May 31, 2015 and $15,140 for the nine months ended May 31, 2015. These losses were mostly related to the costs associated with the issuance of stock in exchange for services and administrative expenses. This stock was issued at the Closing to Birger Jan Olsen for his services as CEO and assignment of his pending patent to the Company. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. It is the intent of our new officer and shareholders to change the name of the Company and its business plan. Once we have fully developed this plan, we will file the appropriate 8-k and file a change in name with the state of Nevada. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company's plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending May 31, 2015

Assets

Currently, we have $1,826 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended May 31, 2015 were $15,626 compared to expenses of $2,708 for the three months ended May 31, 2014.

Total operating expenses for the nine months ended May 31, 2015 were $30,767 compared to $214,708 for the nine months ended May 31, 2014.

Net Loss

Net loss for the three months ended May 31, 2015 was $15,626 compared to the for the three months ended May 31, 2014 of $2,708.

Net loss for the nine months ended May 31, 2015 were $30,767 compared to $214,708 for the nine months ended May 31, 2014.

Liquidity and Capital Resources

At May 31, 2015, we had $1,826 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three and nine months ended May 31, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and nine months ended May 31, 2015 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $1,826 in cash. Currently, the Company's new CEO is searching for financing. The CEO and its new shareholders as a result of the abovementioned stock purchase agreement intend to change the business plan of the Company and the name of the Company. Once the plan is finalized, the Company will file the appropriate 8-K with the Commission.

We currently only have $1,826. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of July 15, 2015, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of 3,000,000 shares.

In exchange for the assignment of his pending patent for a prescription sleep remedy, Birger Jan Olsen was issued 18,000,000 which is owned by our CEO, Birger Jan Olsen.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company's principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

  Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company's corporate legal counsel.

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

Book it Local, Inc.

Date: July 15, 2015	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
President and Director
(Principal Executive Officer)

Date: July 15, 2015	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

