Form 10-K
period 2015-08-31
Blake Insomnia Therapeutics, Inc.
filed 2015-12-15
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Blake Insomnia Therapeutics, Inc.
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

At November 23, 2015, there were 31,597,572 shares outstanding of the registrant's common stock.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

Blake Insomnia Therapeutics, Inc. is an insomnia remedy provided with its CEO located in Europe. The company was previously named "Book it Local" and operated as an online booking agency until the Company entered into multiple share purchase agreements, changing the make up of the shareholders and resulting in the resignation of the previous CEO, Joseph McMurry in January of 2014. Thereafter, Mr. Birger Jan Olsen was appointed CEO. A related company of Mr. Olsen's is the majority shareholder.

Future Business

It is the intention of the officers, directors, and majority shareholders to change the plan of business of the Company from an online booking agency to an insomnia remedy provider. The Company has not completed the transition and is in the process of drafting a super 8-k detailing the plans of the Company, changing the name of the Company, the relevant risk factors, and other material information. It recently changed its name to reflect its intent to change the name.

Item 1A. Risk Factors

RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We currently maintain an office at 244, 5th Avenue, Suite A-154, NewYork, N.Y. 10001. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Olsen, our primary officer and director, and our employee provides us a facility in which we conduct business on our behalf. Mr. Olsen does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not currently require personnel other than Mr. Olsen to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Although our stock has a stock symbol on the OTCBB of BKIT, it is not currently trading. Since our incorporation, we have raised capital through private sales of our common equity. As of August 31, 2015, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Mr. Morton Albrecthsen was issued 1,500,000 shares for his services as an advisor and 1,500,000 in exchange for $5,000. Our CEO, Mr. Birger Jan Olsen, who is also the principal of Zleepax ApS, is currently working on the development of the Company's new business plan. In exchange for the assignment of his patent for an over the counter sleep remedy, Zleepax ApS was issued 18,000,000.

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

Item 6. Selected Financial Data

N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this annual report. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview

Blake Insomnia Therapeutics, Inc. is a development stage company incorporated in the State of Nevada in August 2012. We were formed to engage in the business of booking entertainment for events through an online system that connects those running events and entertainers that may perform at such events. In August 2012, we commenced our planned principal operations, and therefore have no significant assets. The Company, since the sale of stock by certain shareholders in January, 2015, changed its name from Book it Local, Inc. to Blake Insomnia Therapeutics and has started the transition from operating as an online booking agency to a insomnia remedy provider. The Company is still in the process of developing its plan.

Since our inception on August 11, 2012 to August 31, 2015, we have not generated any revenues. During this time, we incurred operating expenses of $254,382 resulting in a cumulative loss of $254,382. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company's plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Results of Operations

For the period ended August 31, 2015

There were no revenues for the period from inception to August 31, 2015.

The company recognized interest expense of $2,122.60 for the periods ended August 31, 2015.

We expect to incur the normal expenses related to being a public company such as accounting and legal costs. We may drain all available financial resources to pay for such costs depending on our operations and costs. To date, our attorney has provided services in exchange for a nominal fee, but there is no guarantee that this will continue and thus, we may be financial distressed because of the costs associated with being a public company. We will also incur fees for audits and reviews so that we can file the proper 10q's and 10k's. As we begin to generate revenues, realize expenses, and acquire assets, it is possible that the costs related with being a public company will increase.

Liquidity and Capital Resources

The Company has $9,509 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Olsen, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

If Mr. Olsen is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan may not be on favorable terms. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We will require as much as $100,000 in order to build our market our new business plan for insomnia remedies. We currently only have $9,509. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of August 31, 2015, we have issued 31,597,572 shares of our common stock to various shareholders in exchange for cash and services. Specifically, 3,000,000 shares to a consultant, Mr. Morton Albrechtsen in exchange for services and cash and 18,000,000 to Zleepax ApS of which our CEO, Mr. Birger Jan Olsen, is a stakeholder. Please see our "Stockholder Table" for more information on distributions of stock in exchange for services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $254,382 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Quantitative and Qualitative Disclosures about Market Risks

Pursuant to Item 305(e) of Regulation S-K (229.305(e)), we are not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Off-Balance Sheet Arrangements

During fiscal 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company's disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015, and concluded that the disclosure controls and procedures were effective as a whole.

(b) Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP").

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013. Management's assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2015, based on these criteria.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and officers at August 31, 2015:

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer is as follows:

Name	Age	Title

Birger Jan Olsen	51	President, Chief Executive Officer, Chief Financial Officer, Secretary and director

Duties, Responsibilities and Experience

Mr. Olsen has a varied career and has started a number of successful businesses and developed a number of different inventions which he has bought to market. In December 2009, he founded Zleepax ApS in Denmark, where he has developed intellectual property and pending patents for treating insomnia. From 1987 to March 2014 Mr. Olsen was CEO and founding member of Mindresearch ApS in Denmark where he was responsible for Business development and received numerous awards for excellence in direct marketing by the European Direct Marketing Association. From January 2012-December 2013 started i-butler and developed an application that helps disabled people communicate more effectively with doctors and home care professionals. From December 2006-February 2010 Mr. Olsen was a director and co-founder of Mindmetic Ltd. In the United Kingdom, a company which invented a patented method for measuring emotional response to stimuli and developed greatly simplified medical devices for tracking brainwaves, heart-rates , skin response and eye movements , with the aim to help market researchers more objectively measure emotional engagement with advertising. From September 2003- December 2009 Mr. Olsen co-founded and was CEO of Medicompliance in Denmark, and was involved with the development of medical and pharmaceutical devices and medicine, the business invented a medical device for improving compliance among osteoporosis patients, sold to Roche Pharmaceutical in 2003. From August 1995-October 2007 Birger was the founder and CEO of ProjektGruppen A/Sin Denmark where he led one of Scandinavia's top branding and communication agencies dedicated to pharmaceutical and medical devices and served over 70 global brands. From September 1999-June 2003 Mr. Olsen formed and was CEO of Globase A/Sin Denmark where he invented one of Europe's first e-marketing tools, acquired by Ad Pepper Media International N .V. in 2006 and still used across Europe today. Between 1991 - 2001 Mr. Olsen set up and ran Pen & Papir ApS in Denmark, a mail-order business, which built a client base of 52,000 people, selling 11 creative "do-it-your-self" books and won the US Faber-Castell distribution account for Scandinavia, gaining a 17% market share.

Mr. Olsen is the promoter of the Company.

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

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

The following table sets forth the cash compensation of our former CEO, Miguel Bustos Vergara from January 28, 2014 to December 23, 2014 (his date of resignation) and our current officer and director Birger Jan Olsen from his date of appointment (December 23, 2014) to August 31, 2015.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock(1)	Options

Birger Jan Olsen CEO, Director	2015	$-0-	-0-	-0-	$-0-	-0-
Miguel Bustos Vergara CEO, Director	2014	$-0-	-0-	-0-	$3,000	-0-

_________________

(1)     The stock granted herein was not freely tradeable.

Upon appointment, Mr. Vergara, for his services to the Company, was granted 3,000,000 shares of stock. Mr. Vergara, upon his resignation, surrendered his shares in exchange for $10,000.

Mr. Olsen has not received any monetary compensation or salary since the inception of the Company. Mr. Olsen has agreed to not receive any compensation or enter into any employment agreement until the Company changes, further developments, and implements its business plan.

Directors' Compensation

Directors are not entitled to receive compensation for services rendered to Blake Insomnia Therapeutics, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Blake Insomnia Therapeutics did not grant any stock options to the executive officer during the most recent fiscal period ended August 31, 2015. Blake Insomnia Therapeutics has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation

Mr. Olsen has agreed to provide services to us without compensation until such time as either we have earnings from our revenue.

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

Name and Address of 5% Shareholders (other than as reported directly above):

Affiliate Shareholder	Amount	Percentage
Zleepax VpS (1)	18,000,000	57%
Morton Albrechtsen	3,000,000	9.49%

_______________

1.       Mr. Birger Jan Olsen, a CEO to the Company, is the principal of Zleepax VpS

"Beneficial ownership" means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., thepower to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days from the date of this prospectus.

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

Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure for trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to exceptions. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction before sale. Our shares will probably be subject to the Penny Stock Reform Act, thus potentially decreasing the ability to easily transfer our shares.

Item 12. Certain Relationships and Related Transactions

Related Party Noted and Accounts Due

Director Independence

The common stock of the Company is currently quoted on the OTC Pink market, an exchange which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for "independence" that satisfy both the criteria for the Nasdaq and the NYSE MKT.

As of August 31, 2015, the Company had no independent board members.

Item 13. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company's independent auditors for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$3,500	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$6,500	L&L CPAS, PA, FKA Bongiovanni and Associates

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates

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

Blake Insomnia Therapeutics, Inc.

Dated: December 15, 2015	By:	/s/ Birger Jan Olsen
Birger Jan Olsen
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Birger Jan Olsen	Chairman, President, Chief Executive Officer and Chief Accounting Officer	December 15, 2015
Birger Jan Olsen

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc.

We have audited the accompanying balance sheets of Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc. as of August 31, 2015 and 2014 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended August 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc. as of August 31, 2015 and 2014, and the results of its operations, changes in stockholders' deficit and cash flows for the years ended August 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has insufficient working capital, a stockholders' deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

FKA Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, NC

The United States of America

December 11, 2015

www.llcpas.net

Blake Insomnia Therapeutics, Inc.

(A Development Stage Company)

Balance Sheets

	As of August 31,	As of August 31,
	2015	2014
ASSETS
Current Assets
Cash	$9,509	$1,759
Total Current Assets	9,509	1,759

TOTAL ASSETS	$9,509	$1,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$37,500	$5,000
Accounts payable	10,276	4,205
Due Related Party	3,058
Accrued interest payable	2,122	-

Total Current Liabilities	52,956	9,205

Total Liabilities	52,956	9,205

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(264,382)	(228,381)

Total Stockholders' Equity (Deficit)	(43,447)	(7,446)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$9,509	$1,759

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

(A Development Stage Company)

Statements of Operations

	For the year	For the year
	ended	ended
	August 31, 2015	August 31, 2014

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	19,501	9,586
Patent costs	11,500	-
Stock Issued for Services	5,000	210,000

Total Operating Costs	36,001	219,586

Net Loss	(36,001)	(219,586)

Basic loss per share	*	(0.01)

Weighted average number of common shares outstanding	31,490,723	23,485,243

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balances, August 31, 2013	10,597,572	1,060	9,875	(8,795)	2,140

Common stock issued for services	21,000,000	2,100	207,900	-	210,000

Net loss for year ended August 31, 2014	-	-	-	(219,586)	(219,586)

Balances, August 31, 2014	31,597,572	$3,160	$217,775	$(228,381)	$(7,446)

Common stock issued for services	1,500,000	150	4,850	-	5,000

Common stock issued for cash	1,500,000	150	4,850	-	5,000

Common stock surrendered for cancellation	(3,000,000)	(300)	(9,700)	-	(10,000)

Net loss for year ended August 31, 2015	-	-	-	(36,001)	(36,001)

Balances, August 31, 2015	33,097,572	$3,160	$217,775	$(264,382)	$(43,447)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the year	For the year
	ended	ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(36,001)	$(219,586)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	5,000	210,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,129	4,205
Increase (decrease) in accrued interest	2,122	-

Net cash (used in) operating activities	(19,750)	(5,381)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	32,500	5,000
Proceeds from issuance of common stock	5,000	-
Cancellation of stock	(10,000)	-

Net cash provided by financing activities	27,500	5,000

Net increase (decrease) in cash	7,750	(381)

Cash at beginning of period	1,759	2,140

Cash at end of period	$9,509	$1,759

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

August 31, 2015

1. NATURE OF OPERATIONS

Blake Insomnia Therapeutics Inc. (formerly Book it Local, Inc.)("The Company") was incorporated in the State of Nevada on August 11, 2012 as Book It Local, Inc. to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics Inc. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $264,382 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Development Stage Company

The Company complies with Financial Accounting Standards Codification ("ASC") 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2015.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of August 31, 2015 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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

On June 24, 2015 the Company issued a promissory note payable in the amount of $12,500. The note is due on demand and bears interest at 10% per annum.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole. During the period ended of August 31, 2015 a shareholder of the Company provided $3,058 for expenses. As of August 31, 2015, there is a balance owing to the shareholder of $3,058. This balance is non-interest bearing and has no specified terms of repayment.

7. STOCKHOLDERS' EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the year ended August 31, 2014, the Company issued 21,000,000 common shares in exchange for $210,000 in services rendered, valued at the closing stock price at the date of issuance.

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 shares for advisory services with a fair market value of $5,000.

At August 31, 2015, there are total of 31,597,572 common shares of the Company issued and outstanding.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended August 31, 2015 and 2014 is summarized as follows:

Cash paid during the years ended August 31, 2015 and 2014 for interest and income taxes is as follows:

	2015	2014
Interest	$-	$-
Taxes	$-	$-

9. SUBSEQUENT EVENTS

On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics, Inc.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

