Form 10-Q
period 2015-11-30
Blake Insomnia Therapeutics, Inc.
filed 2016-01-14
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

At January 14, 2016, there were 31,597,572 shares outstanding of the registrant's common stock.

BLAKE INSOMNIA THERAPEUTICS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED November 30, 2015

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of November 30, 2015 and August 31, 2015	F-1

	Statements of Operations for the three months ended November 30, 2015 and November 30, 2014	F-2

	Statements of Cash Flows for the three months ended November 30, 2015 and November 30, 2014	F-3

	Notes to Financial Statements	F-4 to F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative & Qualitative Disclosures about Market Risks	5

Item 4.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults upon senior securities	6

Item 4.	Submissions of matters to a vote of securities holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	7

Exhibit 31.1

Exhibit 32.1

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Balance Sheets

	As of November 30,	As of August 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$519	$9,509
Total Current Assets	519	9,509

TOTAL ASSETS	$519	$9,509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$37,500	$37,500
Accounts payable	10,775	10,276
Due to related party	3,058	3,058
Accrued interest	2,951	2,122
Total Current Liabilities	54,284	52,956

Total Liabilities	54,284	52,956

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(274,700)	(264,382)

Total Stockholders' Equity (Deficit)	(53,765)	(43,447)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$519	$9,509

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Operations
(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2015	November 30, 2014

Revenues
Revenues	-	-

Total Revenues	-	-

Operating Costs
Administrative Expenses	9,443	8,493
Total Operating Costs	9,443	8,493
Other (Expense)
Interest Expense	(875)	(152)

Total Other Expense	(875)	(152)

Net Loss	(10,318)	(8,645)

Basic loss per share	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572
_________

* Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Cash Flows
(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,318)	$(8,645)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	499	4,992
Increase (decrease) in accrued interest	829	152

Net cash (used in) operating activities	(8,990)	(3,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes paybable	-	10,000

Net cash provided by financing activities	-	10,000

Net increase (decrease) in cash	(8,990)	6,499

Cash at beginning of period	9,509	1,759

Cash at end of period	$519	$8,258

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
November 30, 2015

1. NATURE OF OPERATIONS

Blake Insomnia Therapeutics Inc. (formerly Book it Local, Inc.) ("The Company") was incorporated in the State of Nevada on August 11, 2012 as Book It Local, Inc. to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, nightclubs, grand openings, and other events. On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics Inc. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $274,700 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2015.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on November 30, 2015 and bears interest at 10% per annum.

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

The interest expense for the three months ended November 30, 2015 and 2014 is $875 and $152, respectively.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole. During the year ended of August 31, 2015 a shareholder of the Company provided $3,058 for expenses. As of November 30, 2015, there is a balance owing to the shareholder of $3,058. This balance is non-interest bearing and has no specified terms of repayment.

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

At November 30, 2015, there are total of 31,597,572 common shares of the Company issued and outstanding.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended November 30, 2015 and 2014 is summarized as follows:

Cash paid during the periods ended November 30, 2015 and 2014 for interest and income taxes is as follows:

	2015	2014

Interest	$-	$-

Taxes	$-	$-

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

Since our inception on August 11, 2012 to November 30, 2015, we have not generated any revenues. During this time, we incurred operating expenses of $274,700 resulting in a cumulative loss of $274,700. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company's plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending November 30, 2015

Assets

Currently, we have $519 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended November 30, 2015 were $9,443 compared to expenses of $8,493 for the three months ended November 30, 2014.

3

Net Loss

Net loss for the three months ended November 30, 2015 was ($9,443) compared to expenses of ($8,493) for the three months ended November 30, 2014.

Liquidity and Capital Resources

At November 30, 2015, we had $519 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended November 30, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended November 30, 2015 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $519 in cash. Currently, the Company's new CEO is searching for financing. The CEO and its new shareholders as a result of the abovementioned stock purchase agreement intend to change the business plan of the Company and the name of the Company. Once the plan is finalized, the Company will file the appropriate 8-k with the Commission.

We currently only have $519. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of January 16, 2016, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of 3,000,000 shares.

In exchange for the assignment of his pending patent for a prescription sleep remedy, Birger Jan Olsen was issued 18,000,000 which is owned by our CEO, Birger Jan Olsen.

4

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

•

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

5

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

6

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: January 14, 2016	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	President and Director (Principal Executive Officer)

Date: January 14, 2016	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)

8