Form 10-Q
period 2016-02-29
Blake Insomnia Therapeutics, Inc.
filed 2016-04-20
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

At April 18, 2016, there were 31,597,572 shares outstanding of the registrant's common stock.

BLAKE INSOMNIA THERAPEUTICS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED February 29, 2016

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheets as of August 31, 2015 and February 29, 2016	F-2

	Statements of Operations for the three and six months ended February 29, 2016 and February 28, 2015	F-3

	Statements of Cash Flows for the three and six months ended February 29, 2016 and February 28, 2015	F-4

	Notes to Financial Statements	F-5

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Balance Sheets

	As of February 29,	As of August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,488	$9,509
Total Current Assets	5,488	9,509

TOTAL ASSETS	$5,488	$9,509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$52,500	$37,500
Accounts payable	11,275	10,276
Due to related party	3,058	3,058
Accrued interest	4,048	2,122

Total Current Liabilities	70,881	52,956

Total Liabilities	70,881	52,956

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(286,328)	(264,382)

Total Stockholders' Equity (Deficit)	(65,393)	(43,447)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,488	$9,509

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Operations
(Unaudited)

	For three months	For three months	For six months	For six months
	ended	ended	ended	ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenues
Revenues	-	-	-	-

Total Revenues	-	-	-	-

Operating Costs
Administrative Expenses	10,531	1,008	20,020	9,501
Stock Issued for Services	-	5,000	-	5,000
Total Operating Costs	10,531	6,008	20,020	14,501

Other (Expense)
Interest Expense	(1,097)	(487)	(1,926)	(639)

Total Other (Expense)	(1,097)	(487)	(1,926)	(639)

Net Loss	(11,628)	(6,495)	(21,946)	(15,140)

Basic loss per share	*	*	*	*

Weighted average number of common shares outstanding	31,597,572	31,164,239	31,597,572	31,382,102

______

* = less than 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

(Unaudited)

	For the six months	For the six months
	ended	ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(21,946)	$(15,140)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	-	5,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	999	(1,222)
Increase (decrease) in accrued interest	1,926	639

Net cash (used in) operating activities	(19,021)	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	15,000	20,000
Proceeds from issuance of common stock	-	5,000
Cancellation of stock	-	(10,000)
Net cash provided by financing activities	15,000	15,000

Net increase (decrease) in cash	(4,021)	4,277

Cash at beginning of period	9,509	1,759

Cash at end of period	$5,488	$6,036

Supplemental Disclosures of Cash Flow Information:

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
February 29, 2016

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $286,328 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 29, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 29, 2016.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 29, 2016 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on February 29, 2016 and bears interest at 10% per annum.

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

On December 10, 2015 the Company issued a promissory note payable in the amount of $15,000. The note is due on demand and bears interest at 10% per annum.

The interest expense for the six months ended February 29, 2016 and February 28, 2015 is $1,925 and $639, respectively.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole. During the year ended of August 31, 2015 a shareholder of the Company provided $3,058 for expenses. As of February 29, 2016, there is a balance owing to the shareholder of $3,058. This balance is non-interest bearing and has no specified terms of repayment.

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

At February 29, 2016, there are total of 31,597,572 common shares of the Company issued and outstanding.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended February 29, 2016 and February 28, 2015 is summarized as follows:

Cash paid during the periods ended February 29, 2016 and February 28, 2015 for interest and income taxes is as follows:

	2016	2015

Interest	$-	$-

Taxes	$-	$-

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 29, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

As of April 18, 2016, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

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

Since our inception on August 11, 2012 to February 28, 2015, we had not generated any revenues and we incurred a loss of $243,251 and a loss of $6,495 for the three months ended February 28, 2015 and $15,140 for the six months ended February 28, 2015. These losses were mostly related to the costs associated with the issuance of stock in exchange for services and administrative expenses. This stock was issued at the Closing to Birger Jan Olsen for his services as CEO and to Zleepax ApS for its CEO's assignment of his pending patent to the Company. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. It is the intent of our new officer and shareholders to change the name of the Company and its business plan. Once we have fully developed this plan, we will file the appropriate 8-k and file a change in name with the state of Nevada. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company's plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending February 29, 2016

Assets

Currently, we have $5,488 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended February 29, 2016 were $10,531 compared to expenses of $6,008 for the three months ended February 28, 2015.

Total operating expenses for the six months ended February 29, 2016 were $20,020 compared to $14,501 for the six months ended February 28, 2015.

Net Loss

Net loss for the three months ended February 29, 2016 was $11,628 compared to the for the three months ended February 28, 2015 of $6,495.

Net loss for the six months ended February 29, 2016 were $21,946 compared to $15,140 for the six months ended February 28, 2015.

Liquidity and Capital Resources

At February 29, 2016, we had $5,488 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three and six months ended February 29, 2016 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and six months ended February 28, 2015 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $5,488 in cash. Currently, the Company's new CEO is searching for financing. The CEO and its new shareholders as a result of the abovementioned stock purchase agreement intend to change the business plan of the Company and the name of the Company. Once the plan is finalized, the Company will file the appropriate 8-k with the Commission.

We currently only have $5,488. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of April 18, 2016, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of,3,000,000 shares.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2016. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended February 29, 2016, our Chief Executive Officer and Chief Financial Officer as of February 29, 2016, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company. The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: April 18, 2016	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	President and Director
(Principal Executive Officer)

Date: April 18, 2016	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

