Form 10-Q
period 2016-05-31
Blake Insomnia Therapeutics, Inc.
filed 2016-08-17
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

At August 15, 2016, there were 31,597,572 shares outstanding of the registrant's common stock.

 BLAKE INSOMNIA THERAPEUTICS, INC.

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blake Insomnia Therapeutics Inc.
Balance Sheets

	As of May 31,	As of August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,212	$9,509
Total Current Assets	1,212	9,509

TOTAL ASSETS	$1,212	$9,509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$52,500	$37,500
Accounts payable	11,775	10,276
Due to related party	3,058	3,058
Accrued interest	5,643	2,122
Total Current Liabilities	72,976	52,956

Total Liabilities	72,976	52,956

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(292,699)	(264,382)
Total Stockholders' Equity (Deficit)	(71,764)	(43,447)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,212	$9,509

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.
Statements of Operations
(unaudited)

	For three months	For three months	For nine months	For nine months
	ended	ended	ended	ended
	May 31, 2016	May 31, 2015	May 31, 2016	May31,2015

Revenues
Revenues	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	4,775	3,835	24,796	13,976
Patent Costs	-	11,791	-	11,791
Stock Issued for Services	-	-	-	5,000

Total Operating Costs	4,775	15,626	24,796	30,767

Other (Expense)
Interest Expense	(1,313)	-	(3,521)	-

Total Other (Expense)	(1,313)	-	(3,521)	-

Net Loss	(6,088)	(15,626)	(28,317)	(30,767)

Basic loss per share	*	*	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572	31,597,572	31,454,715

= Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.
Statements of Cash Flows
(unaudited)

	For the nine months	For the nine months
	ended	ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(28,317)	$(30,767)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	-	5,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,499	9,569
Increase (decrease) in accrued interest	3,521	1,265

Net cash (used in) operating activities	(23,297)	(14,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,000	20,000
Proceeds from issuance of common stock	-	5,000
Cancellation of stock	-	(10,000)

Net cash provided by financing activities	15,000	15,000

Net increase (decrease) in cash	(8,297)	67

Cash at beginning of period	9,509	1,759

Cash at end of period	$1,212	$1,826

Supplemental Disclosures of Cash Flow Information:

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

May 31, 2016

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $292,699 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2016.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2016 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on May 31, 2016 and bears interest at 10% per annum.

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

The interest expense for the nine months ended May 31, 2016 and May 31, 2015 is $3,521 and $1,265, respectively.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole. During the year ended of August 31, 2015 a shareholder of the Company provided $3,058 for expenses. As of May 31, 2016, there is a balance owing to the shareholder of $3,058. This balance is non-interest bearing and has no specified terms of repayment.

6. STOCKHOLDERS' EQUITY

In August 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

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

At May 31, 2016, there are total of 31,597,572 common shares of the Company issued and outstanding.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended May 31, 2016 and May 31, 2015 is summarized as follows:

Cash paid during the periods ended May 31, 2016 and May 31, 2015 for interest and income taxes is as follows:

	2016	2015
Interest	$-	$-
Taxes	$-	$-

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

Background Overview

The Company is currently developing its business plan for an insomnia medication known as Zleepax. The Company has not completely developed this plan. Upon further development of the business plan, the Company intends to file an 8-k informing the public of the Company's business plan and its developments in Zleepax.

As of August 15, 2016, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

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

Since our inception on August 11, 2012 to May 31, 2016, we had not generated any revenues and we incurred a loss of $4,775 for the three months ended May 31, 2016 and $24,796 for the nine months ended May 31, 2016. These losses were mostly related to the costs associated with administrative expenses. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. In the last nine months, we have had very little activity. It is the intent of our officer and shareholders to change the Company's business plan. Once we have fully developed this plan, we will file the appropriate 8-k. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company's plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending May 31, 2016

Assets

Currently, we have $1,212 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended May 31, 2016 were $4,775 compared to expenses of $15,626 for the three months ended May 31, 2015.

Total operating expenses for the nine months ended May 31, 2016 were $24,796 compared to $30,767 for the nine months ended May 31, 2015.

Net Loss

Net loss for the three months ended May 31, 2016 was $6,088 compared to the for the three months ended May 31, 2015 of $15,626.

Net loss for the nine months ended May 31, 2016 were $28,317 compared to $30,767 for the nine months ended May 31, 2015.

Liquidity and Capital Resources

At May 31, 2016, we had $1,212 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three and nine months ended May 31, 2016 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and nine months ended May 31, 2016 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $1,212 in cash. Currently, the Company's new CEO is searching for financing. The CEO and its shareholders, intend to change the business plan of the Company. Once the plan is finalized, the Company will file the appropriate 8-k with the Commission.

We currently only have $1,2126. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of August 15, 2016, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of 3,000,000 shares.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: August 17, 2016	By:	/s/ Birger Jan Olsen
Birger Jan Olsen
President and Director (Principal Executive Officer)

Date: August 17, 2016	By:	/s/ Birger Jan Olsen
Birger Jan Olsen
Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

