Form 10-K
period 2016-08-31
Blake Insomnia Therapeutics, Inc.
filed 2016-12-07
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended August 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Blake Insomnia Therapeutics, Inc.
(Name of small business issuer in its charter)

Nevada	3949	46-0780380
(State of Incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

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

jillian@crowdfundinglawyers.net

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

At November 28, 2016, there were 31,597,572 shares outstanding of the registrant’s common stock.

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

Item 1. Description of Business

Blake Insomnia Therapeutics, Inc. is an insomnia remedy provided with its CEO located in Europe. The company was previously named “Book it Local” and operated as an online booking agency until the Company entered into multiple share purchase agreements, changing the make up of the shareholders and resulting in the resignation of the previous CEO, Joseph McMurry in January of 2014. Thereafter, Mr. Birger Jan Olsen was appointed CEO. A related company of Mr. Olsen’s is the majority shareholder.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Although our stock has a stock symbol on the OTCQB of BKIT, it is thinly traded. Since our incorporation, we have raised capital through private sales of our common equity.  As of August 31, 2016, we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Mr. Morton Albrecthsen was issued 1,500,000 shares for his services as an advisor and 1,500,000 in exchange for $5,000. Our CEO, Mr. Birger Jan Olsen, who is also the principal of Zleepax ApS, is currently working on the development of the Company’s new business plan. In exchange for the assignment of his patent for an over the counter sleep remedy, Zleepax ApS was issued 18,000,000. Those shares were later transferred to Mr. Olsen

We have never paid any dividends to stockholders and presently do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

None.

There is no active market for our common stock.

Currently, there is a very limited trading market for our common stock. Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, only upon the filing of our 10-K and 10-Q reports will our common stock become eligible to be quoted on the OTCQB. In the event that we lose our status as a "reporting issuer," any future quotation of our common stock on the OTCQB may be jeopardized.

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

Company Overview

Background Overview

The Company is currently developing its business plan for an insomnia medication known as Zleepax. The Company has not completely developed this plan. Upon further development of the business plan, the Company intends to file an 8-k informing the public of the Company’s business plan and its developments in Zleepax.

As of August 31, 2016, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding.  Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

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

For the year ended August 31, 2016, we have not generated any revenues. During this time, we incurred operating expenses of $37,694. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, loans from our officer, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations

For the period ended August 31, 2016

There were no revenues for twelve months ended August 31, 2016.

The company incurred administrative expenses of $32,725 for the year ended August 31, 2016 and recognized interest expense of $4,969.

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

Liquidity and Capital Resources

The Company has $4,783 in cash. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. Olsen, or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

We will require as much as $100,000 in order to build our market our new business plan for insomnia remedies.  We currently only have $4,783. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity.  As of August 31, 2016, we have issued 31,597,572 shares of our common stock to various shareholders in exchange for cash and services.  Specifically, 3,000,000 shares to a consultant, Mr. Morton Albrechtsen in exchange for services and cash and 18,000,000 to Zleepax ApS of which our CEO, Mr. Birger Jan Olsen, is a stakeholder. Those shares were later transferred to Mr. Olsen.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $302,076 since its inception and requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

During fiscal 2016, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained on pages F-1 through F-11, which appear at the end of this Annual Report.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2016, based on these criteria.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and officers at August 31, 2016:

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer is as follows:

Name	Age	Title

Birger Jan Olsen	52	President, Chief Executive Officer, Chief Financial Officer, Secretary and director

Duties, Responsibilities and Experience

Mr. Olsen has a varied career and has started a number of successful businesses and developed a number of different inventions which he has bought to market. In December 2009, he founded Zleepax ApS in Denmark, where he has developed intellectual property and pending patents for treating insomnia. From 1987 to March 2014 Mr. Olsen was CEO and founding member of Mindresearch ApS in Denmark where he was responsible for Business development and received numerous awards for excellence in direct marketing by the European Direct Marketing Association. From January 2012- December 2013 started i-butler and developed an application that helps disabled people communicate more effectively with doctors and home care professionals. From December 2006- February 2010 Mr. Olsen was a director and co-founder of Mindmetic Ltd. In the United Kingdom, a company which invented a patented method for measuring emotional response to stimuli and developed greatly simplified medical devices for tracking brainwaves, heart-rates , skin response and eye movements, with the aim to help market researchers more objectively measure emotional engagement with advertising. From September 2003- December 2009 Mr. Olsen co-founded and was CEO of Medicompliance in Denmark, and was involved with the development of medical and pharmaceutical devices and medicine, the business invented a medical device for improving compliance among osteoporosis patients, sold to Roche Pharmaceutical in 2003. From August 1995- October 2007 Birger was the founder and CEO of ProjektGruppen A/S in Denmark where he led one of Scandinavia's top branding and communication agencies dedicated to pharmaceutical and medical devices and served over 70 global brands. From September 1999- June 2003 Mr. Olsen formed and was CEO of Globase A/S in Denmark where he invented one of Europe's first e-marketing tools, acquired by Ad Pepper Media International N .V. in 2006 and still used across Europe today. Between 1991 - 2001 Mr. Olsen set up and ran Pen & Papir ApS in Denmark, a mail-order business, which built a client base of 52,000 people, selling 11 creative "do-it-your-self" books and won the US Faber-Castell distribution account for Scandinavia, gaining a 17% market share.

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

The following table sets forth the cash compensation of our former CEO, Miguel Bustos Vergara from January 28, 2014 to December 23, 2014 (his date of resignation) and our current officer and director Birger Jan Olsen from his date of appointment (December 23, 2014) to August 31, 2016.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock(1)	Options

Birger Jan Olsen CEO, Director	2016	$-0-	-0-	-0-	$-0-	-0-
Birger Jan Olsen CEO, Director	2015	$-0-	-0-	-0-	$-0-	-0-
Miguel Bustos Vergara CEO, Director	2014	$-0-	-0-	-0-	$3,000	-0-

_______________

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

Stock Option Grants

Blake Insomnia Therapeutics did not grant any stock options to the executive officer during the most recent fiscal year ended August 31, 2016. Blake Insomnia Therapeutics has also not granted any stock options to the Executive Officers since incorporation.

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

Name and Address of 5% Shareholders (other than as reported directly above):

Affiliate Shareholder	Amount	Percentage
Birger Jan Olsen	18,000,000	57%
Morton Albrechtsen	3,000,000	9.49%

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

Item 12.  Certain Relationships and Related Transactions

Related Party Noted and Accounts Due

Director Independence

The common stock of the Company is currently quoted on the OTCQB, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE MKT.

As of August 31, 2016, the Company had no independent board members.

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

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2016	$7,500	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$6,500	L&L CPAS, PA, FKA Bongiovanni and Associates

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates
2015	$	Nil	L&L CPAS, PA, FKA Bongiovanni and Associates

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

______________

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

Blake Insomnia Therapeutics, Inc.

Dated: December 2, 2016	By:	/s/ Birger Jan Olsen
Birger Jan Olsen
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Birger Jan Olsen	Chairman, President, Chief Executive Officer and Chief Accounting Officer	December 2, 2016
Birger Jan Olsen

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc.

We have audited the accompanying balance sheets of Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc. as of August 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc. as of August 31, 2016 and 2015, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

N.K.A. Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, NC

The United States of America

December 2, 2016

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Balance Sheets

	As of August 31	As of Augsut 31,
	2016	2015
	(Audtited)	(Audited)
ASSETS
Current Assets
Cash	$4,783	$9,509
Total Current Assets	4,783	9,509

TOTAL ASSETS	$4,783	$9,509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$67,500	$37,500
Accounts payable	10,797	10,276
Due to related party	536	3,058
Accrued interest	7,091	2,122

Total Current Liabilities	85,924	52,956

Total Liabilities	85,924	52,956

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(302,076)	(264,382)

Total Stockholders' Equity (Deficit)	(81,141)	(43,447)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,783	$9,509

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Operations

	For twelve months ended	For twelve months ended
	August 31, 2016	August 31, 2015

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	32,725	17,379
Patent Costs	-	11,500
Stock Issued for Services	-	5,000

Total Operating Costs	32,725	33,879

Other (Expense)
Interest Expense	(4,969)	(2,122)

Total Other (Expense)	(4,969)	(2,122)

Net Loss	(37,694)	(36,001)

Basic loss per share	*	*

Weighted average number of common shares outstanding	31,597,572	31,490,723

= Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book it Local, Inc.
Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balances, August 11, 2012 (Inception)	-	$-	$-	$-	$-

Stock issued for cash
on 8/21/2012 @ .0001	9,600,072	960	-	-	960

Stock issued for cash
on 8/21/2012 @ .01	997,500	100	9,875	-	9,975

Net Loss for the period from
August 11, 2012 (Inception) to August 31, 2012	-	-	-	-	-

Balances, August 31, 2012	10,597,572	1,060	9,875	-	10,935

Net loss for year ended August 31, 2013	-	-	-	(8,795)	(8,795)

Balances, August 31, 2013	10,597,572	1,060	9,875	(8,795)	2,140

Common stock issued for services	21,000,000	2,100	207,900	-	210,000

Net loss for year ended August 31, 2014	-	-	-	(219,586)	(219,586)

Balances, August 31, 2014	31,597,572	$3,160	$217,775	$(228,381)	$(7,446)

Common stock issued for services	1,500,000	150	4,850	-	5,000

Common stock issued for cash	1,500,000	150	4,850	-	5,000

Common stock surrendered for cancellation	(3,000,000)	(300)	(9,700)	-	(10,000)

Net loss for year ended August 31, 2015	-	-	-	(36,001)	(36,001)

Balances, August 31, 2015	31,597,572	$3,160	$217,775	$(264,382)	$(43,447)

Net loss for year ended August 31, 2016	-	-	-	(37,694)	(37,694)

Balances, August 31, 2016	31,597,572	$3,160	$217,775	$(302,076)	$(81,141)

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Cash Flows

	For twelve months	For twelve months
	ended	ended
	August 31, 2016	August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(37,694)	$(36,001)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock issued for services	-	5,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	521	9,129
Increase (decrease) in accrued interest	4,969	2,122

Net cash (used in) operating activities	(32,204)	(19,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes paybable	30,000	32,500
Proceeds from issuance of common stock	-	5,000
Cancellation of stock	-	(10,000)
Repayment of related party loan	(2,522)
Net cash provided by financing activities	27,478	27,500

Net increase (decrease) in cash	(4,726)	7,750

Cash at beginning of period	9,509	1,759

Cash at end of period	$4,783	$9,509

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.

(formerly Book It Local, Inc)

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

August 31, 2016

1. NATURE OF OPERATIONS

Blake Insomnia Therapeutics Inc. (formerly Book it Local, Inc.) (“The Company”) was incorporated in the State of Nevada on August 11, 2012 as Book It Local, Inc. to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics Inc. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $302,076 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2016.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2016 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements . ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements., including the elimination of inception-to-date information on the statements of operations, cash flows and shareholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended February 28, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

The Company has reviewed all recently issued, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of August 31, 2016 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

On July 29, 2016 the Company issued a promissory note payable in the amount of $15,000. The note is due on demand and bears interest at 10% per annum

The interest expense for the twelve months ended August 31, 2016 and August 31, 2015 is $4,969 and $2,122, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2015. During the year ended August 31, 2015, $2,522 was repaid. As of August 31, 2016, there is a balance owing to the shareholder of $536. This balance is non-interest bearing and has no specified terms of repayment.

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

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 for advisory services

At August 31, 2016, there are total of 31,597,572 common shares of the Company issued and outstanding.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended August 31, 2016 and 2015 is summarized as follows:

Cash paid during the years ended August 31, 2016 and 2015 for interest and income taxes is as follows:

	2015	2014
Interest	$-	$-
Taxes	$-	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

