Form 10-Q
period 2016-11-30
Blake Insomnia Therapeutics, Inc.
filed 2017-01-18
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

At January 16, 2017, there were 31,597,572 shares outstanding of the registrant’s common stock.

BLAKE INSOMNIA THERAPEUTICS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blake Insomnia Therapeutics Inc.

Balance Sheets

	As of November 30	As of August 31
	2016	2016
	(Unaudited)	(Audtited)
ASSETS
Current Assets
Cash	$26,142	$4,783
Total Current Assets	26,142	4,783

TOTAL ASSETS	$26,142	$4,783

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$109,500	$67,500
Accounts payable	11,296	10,797
Due to related party	536	536
Accrued interest	9,607	7,091

Total Current Liabilities	130,939	85,924

Total Liabilities	130,939	85,924

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(325,732)	(302,076)

Total Stockholders' Equity (Deficit)	(104,797)	(81,141)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$26,142	$4,783

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

(Unaudited)

	For three months	For three months
	ended	ended
	November 30, 2016	November 30, 2015

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	21,140	9,443
Patent Costs	-	-
Stock Issued for Services	-	-

Total Operating Costs	21,140	9,443

Other (Expense)
Interest Expense	(2,516)	(875)

Total Other (Expense)	(2,516)	(875)

Net Loss	(23,656)	(10,318)

Basic loss per share	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572

______________

*	= Less than $ 0.01
The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	November 30, 2016	November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(23,656)	$(10,318)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	499	499
Increase (decrease) in accrued interest	2,516	829

Net cash (used in) operating activities	(20,641)	(8,990)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	42,000	-

Net cash provided by financing activities	42,000	-

Net increase (decrease) in cash	21,359	(8,990)

Cash at beginning of period	4,783	9,509

Cash at end of period	$26,142	$519

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.

(formerly Book It Local, Inc)

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

November 30, 2016

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $325,732 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2016.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2016 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of November 30, 2016 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on November 30, 2016 and bears interest at 10% per annum.

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

On September 19, 2016 the Company issued a promissory note payable in the amount of $42,000. The note is due on demand and bears interest at 10% per annum.

The interest expense for the three months ended November 30, 2016 and November 30, 2015 is $2,516 and $875, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2015. During the year ended August 31, 2016, $2,522 was repaid. As of November 30, 2016, there is a balance owing to the shareholder of $536. This balance is non-interest bearing and has no specified terms of repayment.

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

At November 30, 2016, there are total of 31,597,572 common shares of the Company issued and outstanding.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended November 30, 2016 and 2015 is summarized as follows:

Cash paid during the periods ended November 30, 2016 and 2015 for interest and income taxes is as follows:

	2016	2015
Interest	$-	$-
Taxes	$-	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 10-K for year ended August 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

The Company is currently developing its business plan for an insomnia medication known as Zleepax. The Company has not completely developed this plan. Upon further development of the business plan, the Company intends to file an 8-k informing the public of the Company’s business plan and its developments in Zleepax.

As of January 16, 2017, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

Future Business

Since our inception on August 11, 2012 to November 30, 2016, we had not generated any revenues and we incurred a loss of $23,656 for the three months ended. These losses were mostly related to the costs associated with administrative expenses. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. In the last three months, we have had very little activity. It is the intent of our officer and shareholders to change the Company’s business plan. We intend to sell additional shares in a private offering or other offering and are starting to increase our efforts in looking for additional capital to obtain FDA approval and review of our flagship product. The product requires both Phase II and Phase III clinical trials and will need an infusion of capital of at least $5 million if not more. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the most recent 10-K of the Company.

Results of Operations for the Quarter ending November 30, 2016

Assets

Currently, we have $26,142 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended November 30, 2016 were $21,140 compared to expenses of $9,443 for the three months ended November 30, 2015.

Net Loss

Net loss for the three months ended November 30, 2016 was $(23,656) compared to the for the three months ended November 30, 2015 of $(10,318).

Liquidity and Capital Resources

At November 30, 2016, we had $26,142 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement which was deemed effective in June 2013. During the three months ended November 30, 2016 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended November 30, 2016 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $26,142 in cash. Currently, the Company’s CEO is searching for financing. The Company is unsure if it will embark on a private offering, a public offering, or search for capital from other sources such as venture capital or qualified investors. The Company’s business plan requires extensive FDA approvals and trials. We do not have the capital to embark on such a venture at this time.

We currently only have $26,142. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of January 16, 2017 we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of 3,000,000 shares.

In exchange for the assignment of his pending patent for a prescription sleep remedy, Birger Jan Olsen was issued 18,000,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1.	Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.	Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

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

Blake Insomnia Therapeutics, Inc.

Date: January 17, 2017	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	(Principal Executive Officer)

Date: January 17, 2017	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

