Form 10-Q
period 2017-02-28
Blake Insomnia Therapeutics, Inc.
filed 2017-04-18
CIK 1556416

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Phone +1 (646) 453-4912

(Address and telephone number of registrant's principal executive offices and principal place of business)

Birger Jan Olsen

244, 5th Avenue, Suite A-154

New York, N.Y. 10001

USA

Phone +1 (646) 453-4912

 (Name, address, and telephone number of agent for service)

Please send a copy of all correspondence to:

Jillian Ivey Sidoti, Esq

Trowbridge Sidoti

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

At April 14, 2017, there were 31,597,572 shares outstanding of the registrant’s common stock.

BLAKE INSOMNIA THERAPEUTICS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2017

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Balance Sheets

	As of February 28,	As of August 31,
	2017	2016
	(Unaudited)	(Audtited)
ASSETS
Current Assets
Cash	$9,781	$4,783
Total Current Assets	9,781	4,783

TOTAL ASSETS	$9,781	$4,783

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$109,500	$67,500
Accounts payable	15,796	10,797
Due to related party	536	536
Accrued interest	12,345	7,091

Total Current Liabilities	184,177	85,924

Total Liabilities	184,177	85,924

Stockholders' Equity (Deficit) referred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(349,331)	(302,076)

Total Stockholders' Equity (Deficit)	(128,396)	(81,141)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$9,781	$4,783

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

(Unaudited)

	For three months ended February 28, 2017	For three months ended February 29, 2016	For six months ended February 28, 2017	For six months ended February 29, 2016

Revenues
Revenues	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	20,861	11,628	42,001	20,020
Patent Costs	-	-	-	-
Stock Issued for Services	-	-	-	-

Total Operating Costs	20,861	11,628	42,001	20,020

Other (Expense)
Interest Expense	(2,738)	(1,097)	(5,254)	(1,926)

Total Other (Expense)	(2,738)	(1,097)	(5,254)	(1,926)

Net Loss	(23,599)	(11,628)	(47,255)	(21,946)

Basic loss per share	*	*	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572	31,597,572	31,597,572

* = Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended February 28, 2017	For the six months ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(47,255)	$(21,946)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	999	999
Increase (decrease) in accrued interest	5,254	1,926

Net cash (used in) operating activities	(41,002)	(19,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes paybable	42,000	15,000

Net cash provided by financing activities	42,000	15,000

Net increase (decrease) in cash	998	(4,021)

Cash at beginning of period	4,783	9,509

Cash at end of period	$9,781	$5,488

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.

(formerly Book It Local, Inc)

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

February 28, 2017

1. NATURE OF OPERATIONS

Blake Insomnia Therapeutics is a Nevada company that is currently developing and testing its patent-pending compound, Zleepax (ZLX-1). Zleepax is a sleep medication currently in testing phase. The Company is making plans to commence clinical trials and studies for eventual FDA approval and is not generating revenues.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $349,331 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has active negotiation ongoing between the lenders and its major shareholders that likely will result in providing sufficient quantize and cash to secure going concern for the Company.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 28, 2017.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2017 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements . ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements., including the elimination of inception-to-date information on the statements of operations, cash flows and shareholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended February 28, 2017, thereby no longer presenting or disclosing any information required by Topic 915.

The Company has reviewed all recently issued, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of February 28, 2017 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due on February 28, 2017 and bears interest at 10% per annum.

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

The interest expense for the six months ended February 28, 2017 and February 29, 2016 is $5,254 and $1,926, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. As of February 28, 2017, there is a balance owing to the shareholder of $536. This balance is non-interest bearing and has no specified terms of repayment.

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

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 for advisory services

At February 28, 2017, there are total of 31,597,572 common shares of the Company issued and outstanding.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended February 28, 2017 and February 29, 2016 is summarized as follows:

Cash paid during the periods ended February 28, 2017 and February 29, 2016 for interest and income taxes is as follows:

	2017	2016
Interest	$-	$-
Taxes	$-	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

On February 6, 2017, Blake Insomnia Therapeutics Inc. and Sajo Consulting LLC announced entry into a Letter of Intent to provide certain services related to development and commercialization of Zleepax™, in combination with formulations to produce a series of oral drug products to aid in the treatment of insomnia. This venture looks to accelerate develop of a product to treat transient insomnia through the mechanism of Blake’s proprietary formula.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 10k for year ended August 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

The Company is currently developing its business plan for an insomnia medication known as Zleepax.

As of April 14, 2017, the authorized common stock of the Company consisted of 100,000,000 shares of Common Stock, of which 31,597,572 shares were outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

Future Business

Since our inception on August 11, 2012 to February 28, 2017, we had not generated any revenues and we incurred a loss of $23,599 for the three months ended. These losses were mostly related to the costs associated with administrative expenses. To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. In the last three months, we have had very little activity. It is the intent of our officer and shareholders to change the Company’s business plan. We intend to sell additional shares in a private offering or other offering and are starting to increase our efforts in looking for additional capital to obtain FDA approval and review of our flagship product. The product requires both Phase II and Phase III clinical trials and will need an infusion of capital of at least $5 million if not more. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the most recent 10k of the Company.

Special Risk Factor

Investors should be aware that our key principal operates out of Denmark.

Although the Company maintains an address in New York City and is formed in the state of Nevada, the Company primarily operates out of Denmark. Our CEO is a citizen of Denmark and currently resides there.

Recent Developments

As discussed in the Company’s 8-k filed on April 16, 2017, the Company recently entered into a number of agreements with the intent of furthering the Company’s objectives of procuring FDA approval for the flagship product, Zleepax. In April, 2017, the Company entered into a Joint Venture Agreement with Sajo Consulting in order to provide joint development and commercialization of Zleepax® in combination with formulations to provide a series of oral drug products to aid in the treatment of insomnia. The Joint Venture looks first to develop a product to treat transient insomnia through the mechanism of its proprietary formula.

In this agreement, Sajo is entitled to appointment two members to the Board of Directors of the Company. In anticipation of this appointment, the Company has updated its bylaws and developed a Board of Directors “Code of Ethics.”

3

Results of Operations for the Quarter ending February 28, 2017

Assets

Currently, we have $9,781 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended February 28, 2017 were $20,861 compared to expenses of $11,628 for the three months ended February 29, 2016. Total operating expenses for the six months ended February 28, 2017 were $42,001 compare to the six months ended February 29, 2016 of $20,020.

Net Loss

Net loss for the three months ended February 28, 2017 was $(23,599) compared to the for the three months ended February 29, 2016 of $(11,628). Net loss for the six months ended February 28, 2017 was $(47,255) compared to the net loss of $(21,946) for six months ended February 29, 2017.

Liquidity and Capital Resources

At February 28, 2017, we had $9,781 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement which was deemed effective in June 2013. During the three months ended February 28, 2017 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended February 28, 2017 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $9,781 in cash. Currently, the Company’s CEO is searching for financing. The Company is unsure if it will embark on a private offering, a public offering, or search for capital from other sources such as venture capital or qualified investors. The Company’s business plan requires extensive FDA approvals and trials. We do not have the capital to embark on such a venture at this time.

We currently only have $9,781. Therefore, the cash currently available to us will not enable us to develop the business to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our business and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

4

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of April 14, 2017 we have issued 31,597,572 shares of our common stock to various shareholders, in exchange for cash and services. Specifically, Morten Albrechtsen was issued shares in exchange for cash and Wexotc ApS (a company controlled by Morten Albrecthsen) was issued 1,500,000 for services as a non-executive advisor to the Company. In exchange for these advisory services and $5,000, Mr. Albrechtsen and Wexotec ApS were issued a total of 3,000,000 shares.

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

Blake Insomnia Therapeutics, Inc.

Date: April 14, 2017	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	President and Director
(Principal Executive Officer)

Date: April 14, 2017	By:	/s/ Birger Jan Olsen
	Name:	Birger Jan Olsen
	Title:	Secretary, Treasurer, and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

8