Form 10-Q
period 2017-05-31
Blake Insomnia Therapeutics, Inc.
filed 2017-07-17
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55022

Blake Insomnia Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0780380
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244, 5th Avenue, Suite A-154 New York, N.Y. 10001
(Address of principal executive offices)

+1 (646) 453-4912
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,597,572 common shares as of July 13, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2017 (unaudited) and August 31, 2016;
F-2	Statements of Operations for the three and nine months ended May 31, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the three and nine months ended May 31, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Balance Sheets

	As of May 31, 2017	As of August 31, 2016
	(Unaudited)	(Audtited)
ASSETS
Current Assets
Cash	$28,800	$4,783
Total Current Assets	28,800	4,783

TOTAL ASSETS	$28,800	$4,783

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$139,500	$67,500
Accounts payable	16,440	10,797
Due to related party	31,637	536
Accrued interest	15,517	7,091

Total Current Liabilities	203,094	85,924

Total Liabilities	203,094	85,924

Stockholders' (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	—	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(395,229)	(302,076)

Total Stockholders' (Deficit)	(174,294)	(81,141)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$28,800	$4,783

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

(Unaudited)

	For the three months ended May 31, 2017	For the three months ended May 31, 2016	For the nine months ended May 31, 2017	For the nine months ended May 31, 2016

Revenues
Revenues	—	—	—	—

Total Revenues

Operating Costs
Administrative Expenses	38,930	4,775	82,150	24,796
Patent Costs	2,576	—	2,576	—
Stock Issued for Services	—	—	—	—

Total Operating Costs	41,506	4,775	84,726	24,796

Other (Expense)
Interest Expense	(3,173)	(1,313)	(8,427)	(3,521)

Total Other (Expense)	(3,173)	(1,313)	(8,427)	(3,521)

Net Loss	(44,679)	(6,088)	(93,153)	(28,317)

Basic loss per share	*	*	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572	31,597,572	31,597,572

* = Less than $0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31, 2017	For the nine months ended May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(93,153)	$(28,317)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,643	1,499
Increase (decrease) in accounts payable related party	31,101	—
Increase (decrease) in accrued interest	8,426	3,521

Net cash (used in) operating activities	(47,983)	(23,297)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	72,000	15,000

Net cash provided by financing activities	72,000	15,000

Net increase (decrease) in cash	24,017	(8,297)

Cash at beginning of period	4,783	9,509

Cash at end of period	$28,800	$1,212

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

(formerly Book It Local Inc.)

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

May 31, 2017

1. NATURE OF OPERATIONS

Blake Insomnia Therapeutics Inc. (formerly Book it Local, Inc.)(“The Company”) was incorporated in the State of Nevada on August 11, 2012 as Book It Local, Inc. to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics Inc. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $395,229 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2017.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2017 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

 In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements .. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements., including the elimination of inception-to-date information on the statements of operations, cash flows and shareholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended February 28, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

The Company has reviewed all recently issued, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of May 31, 2017 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. MATERIAL AGREEMENTS

On February 6, 2017, Blake Insomnia Therapeutics Inc. and Sajo Consulting LLC announced entry into a Letter of Intent to provide joint development and commercialization of Zleepax™, in combination with formulations to produce a series of oral drug products to aid in the treatment of insomnia. This venture looks to develop a product to treat transient insomnia through the mechanism of Blake’s proprietary formula.

6. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $ 5,000. The note is due on May 31, 2017 and bears interest at 10% per annum.

On November 20, 2014 the Company issued a promissory note payable in the amount of $ 10,000. The note is due on demand and bears interest at 10% per annum

On January 18, 2015 the Company issued a promissory note payable in the amount of $ 10,000. The note is due on demand and bears interest at 10% per annum.

On June 24, 2015 the Company issued a promissory note payable in the amount of $ 12,500. The note is due on demand and bears interest at 10% per annum.

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

On March 17, 2017 the Company issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum.

On April 19, 2017 the Company issued a promissory note payable in the amount of $20,000. The note is due on demand and bears interest at 10% per annum.

The interest expense for the nine months ended May 31, 2017 and May 31, 2016 is $8,427 and $3,521, respectively.

7. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $ 3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $ 2,522 was repaid. During the period ended May 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. As at May 31, 2017, there is a balance owing to the shareholder of $31,637. This balance is non-interest bearing and has no specified terms of repayment. In June 2017, the company repaid $ 20,000 of expenses to the shareholder.

8. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the year ended August 31, 2014, the Company issued 21,000,000 common shares in exchange for $210,000 in services rendered, valued at the closing stock price at the date of issuance.

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $ 10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $ 5,000 cash and 1,500,000 for advisory services

At May 31, 2017, there are total of 31,597,572 common shares of the Company issued and outstanding.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended May 31, 2017 and May 31, 2016 is summarized as follows:

Cash paid during the periods ended May 31, 2017 and May 31, 2016 for interest and income taxes is as follows:

	2017	2016
Interest	$—	$—
Taxes	$—	$—

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are a New York-based pharmaceutical company devoted to improving nighttime and daytime quality of life for people with insomnia. We have developed Zleepax, which is the first sleep aid with beta blockers as the major active agent.

First generation beta blockers inhibited natural melatonin secretion and had a negative impact on sleep. Recent publications have shown that certain third-generation beta blockers actually improve quality of sleep for patients with mild hypertension. These third-generation beta blockers has been widely used to treat hypertension since the early 1990s, is well tolerated in chronic use, has an attractive side-effect profile, and should thus perform excellently applied as a sleep enhancer. Our patent application cover the use of beta blockers—alone or in combination with other anti-insomnia drugs—for the treatment of stress-related insomnia.

During the current reporting period, we have assembled a team to conduct clinical trials of our Zleepax formula. We have entered into a joint venture with Sajo Consulting LLC for development and commercialization efforts associated with our drug. Canadian clinical trials are planned for Q3 2017 pending approval of a New Drug Submission by the Health Products and Food Branch of Health Canada.

We estimate that we will need $700,000 in financing to conduct our first clinical trial and $300,000 in operating costs. We estimate that we will need $2,500,000 in financing to conduct our clinical trial phase 2.  The process is expected take one year to complete. We do not anticipate generating any revenues until our Zleepax formula is approved by relevant Regulatory authority (such as FDA for USA) and we have successfully brought the drug to market. If we are unable to generate financing to cover our clinical trials, overhead and costs to commercialize our products, we may not continue as a going concern

Our fiscal year end is August 31. Our principal offices are located at 244, 5th Avenue, Suite A-154 New York, N.Y. 10001. Our phone number is +1 (646) 453-4912.

Results of Operation for Three and Nine Months Ended May 31, 2017 and 2016

Revenues

We generated no revenue for the three and nine months ended May 31, 2017 and 2016. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses increased to $41,506 for the three months ended May 31, 2017 from $4,775 for the three months ended May 31, 2016. Our operating expenses for the three months ended May 31, 2017 consisted of administrative expenses of $38,930 and patent costs of $2,576. Our operating expenses for the three months ended May 31, 2015 consisted of administrative expenses of $4,775.

Operating expenses increased to $84,726 for the nine months ended May 31, 2017 from $24,796 for the nine months ended May 31, 2016. Our operating expenses for the nine months ended May 31, 2017 consisted of administrative expenses of $82,150 and patent costs of $2,576. Our operating expenses for the nine months ended May 31, 2016 consisted of administrative expenses of $24,796.

Our administrative expenses for the nine months ended May 31, 2017 consisted mainly of filing and registration fees of $41,581, legal fees of $20,699, accounting fees of $13,000, consulting fees of $4,400 and officer and miscellaneous fees of $2,313.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,173 for the three months ended May 31, 2017, compared with interest expenses of $1,313 for the three months ended May 31, 2016. We had interest expenses of $8,427 for the nine months ended May 31, 2017, compared with interest expenses of $3,521 for the nine months ended May 31, 2016.

Net Loss

Net loss for the three months ended May 31, 2017 was $44,679 compared to net loss of $6,088 for the three months ended May 31, 2016. Net loss for the nine months ended May 31, 2017 was $93,153 compared to net loss of $28,317 for the nine months ended May 31, 2016.

Liquidity and Capital Resources

As of May 31, 2017, we had current assets of $28,000 consisting of cash. Our total current liabilities as of May 31, 2017 were $203,094. We therefore had negative working capital of $175,094 as of May 31, 2017.

Operating activities used $47,983 in cash for the nine months ended May 31, 2017, as compared with cash used of $23,297 for the same period ended 2016. Our negative operating cash flow for the nine month ended May 31, 2017 was mainly the result our net loss for the period, offset mainly by an increase in related party accounts payable and an increase in accrued interest. Our negative operating cash flow for the nine months ended May 31, 2016 was the result of our net loss for the period, offset by an increase in accrued interest and accounts payable.

Financing activities provided $72,000 for the nine months ended May 31, 2017, as compared with cash provided of $15,000 for the same period ended 2016. Our positive financing cash flow for the nine months ended May 31, 2017 was mainly the result of proceeds from notes payable. Our positive financing cash flow for the nine months ended May 31, 2016 was the result of proceeds from notes payable.

On September 19, 2016, we issued a promissory note payable in the amount of $42,000. The note is due on demand and bears interest at 10% per annum.

On March 17, 2017, we issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum.

On April 19, 2017, we issued a promissory note payable in the amount of $20,000. The note is due on demand and bears interest at 10% per annum.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of May 31, 2017, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2016. We do not consider any of our accounting policies as critical.

Going Concern

As of May 31, 2017, we had an accumulated deficit of $395,229. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.       We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.       Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10Q, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the above section entitled "Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

Risks Related To Our Business and Financial Condition

We are considered a shell company and may never commercialize any of our products or services or earn a profit.

As we do not have significant operations or assets at this time, we are considered a “shell” company. We are in the business of developing treatments for insomnia. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our drug products. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our drug products or attain profitability, we will not be able to sustain operations. Because of the numerous risks and uncertainties associated with developing and commercializing our drug products, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of medical treatments. We may never successfully commercialize our technology, and our business may fail.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm in our Form 10-K expressing substantial doubt about our ability to continue as a going concern. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We will need to raise substantial additional capital to commercialize our drug products and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of the date of this report on Form 10-Q, we have limited cash resources. Due to our expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our drug products. During the next 12 months and potentially thereafter, we will have to raise additional funds to continue the development and commercialization of drug products. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our drug products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our ability to successfully commercialize our drug products will depend largely upon the extent to which third-party payors reimburse the costs for our treatment in the future.

Physicians and patients may decide not to order our products unless third-party payors, such as managed care organizations as well as government payors pay a substantial portion of the price of the treatment. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are:

•	not experimental or investigational;
•	effective;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective;
•	supported by peer-reviewed publications; and
•	included in clinical practice guidelines.

Market acceptance, sale of our drug products, and our profitability may depend on reimbursement policies and health care reform measures. Several entities conduct technology assessments of medical treatments and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a treatment or procedure. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to commercialize our products. Our drug products may receive negative assessments that may impact our ability to receive reimbursement of the treatment. Since each payor makes its own decision as to whether to establish a policy to reimburse a treatment, seeking these approvals may be a time-consuming and costly process. We cannot be sure that reimbursement in Cananda or elsewhere will be available for any of our products in the future. If reimbursement is not available or is limited, we may not be able to commercialize our products.

If our potential treatments are unable to compete effectively with current and future treatments targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The medical treatment industry insonmina is intensely competitive and characterized by rapid technological progress. In each of our potential product areas, we face significant competition from large biotechnology, medical diagnostic and other companies. The technologies associated with the medical industry are evolving rapidly and there is intense competition within such industry. Certain companies have established technologies that may be competitive to our technology and any future products that we develop. Some of these competing companies may use different approaches or means to obtain results, which could be more effective or less expensive than our treatments. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital resources. These competitors may have substantial advantages over us in terms of research and development expertise, experience in clinical studies, experience in regulatory issues, brand name exposure and expertise in sales and marketing as well as in operating central laboratory services. Many of these organizations have financial, marketing and human resources greater than ours; therefore, there can be no assurance that we can successfully compete with present or potential competitors or that such competition will not have a materially adverse effect on our business, financial position or results of operations.

Since our technology is under development, we cannot predict the relative competitive position of any product based upon the technology. However, we expect that the following factors will determine our ability to compete effectively: safety and efficacy; product price; turnaround time; ease of administration; performance; reimbursement; and marketing and sales capability.

If our clinical studies do not prove the superiority of our drug products, we may never sell our products and services.

The results of our clinical studies may not show that treatment results using our drug products are superior to existing treatment. In that event, we will have to devote significant financial and other resources to further research and development, and commercialization of products using our technologies will be delayed or may never occur.

If we do not receive regulatory approvals, we may not be able to develop and commercialize our drug products.

We will need government approval to market our drug products. We have filed an application with Health Canada to obtain approval to market our proposed products. If we fail to obtain regulatory approval for the marketing our drug products, we will be unable to sell such products and will not be able to sustain operations. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. Securing regulatory approval for drug products may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products’ safety and effectiveness for each indication. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of any drug product. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application. We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient. Depending on the extent of these studies, approval of applications may be delayed by several years, or may require us to expend more resources than we may have available. It is also possible that additional studies may not suffice to make applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

We plan to rely on patent protection as well as a combination of copyright and trade secret protection, and other contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We have a patent pending for Zleepax. If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us. We cannot assure you that the patent issued to us will not be challenged, invalidated or held unenforceable. We cannot guarantee you that we will be successful in defending challenges made in connection with our patent and any future patent applications. In addition to our patent and any future patent applications, we will rely on contractual restrictions to protect our proprietary technology. We will require our employees and third parties to sign confidentiality agreements and employees to also sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. If another party has filed a patent application on inventions similar to ours, we may have to participate in an interference proceeding to determine priority of invention. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Our business is subject to changing regulation of corporate governance and public disclosure.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal and state entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities have continued to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Complying with these new regulations has resulted in, and is likely to continue to result in, increased general & administrative costs and a diversion of management time and attention from revenue generating and other business activities to compliance activities.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “BKIT” on the OTCQB operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

•	technological innovations or new products and services by us or our competitors;
•	government regulation of our products;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below or exceeding expectations;
•	whether we achieve profits or not;
•	loss or addition of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

 None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.
Date:	June 17, 2017
By:	/s/ Birger Jan Olsen
Birger Jan Olsen
Title:	President, Chief Executive Officer, and Director

