Form 10-K
period 2017-08-31
Blake Insomnia Therapeutics, Inc.
filed 2018-04-26
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-55022

Blake Insomnia Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0780380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244, 5th Avenue, Suite A-154 New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 453-4912

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 31,597,572 common shares as of February 28, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules	18

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1. Business

Overview

We are a New York-based pharmaceutical company devoted to improving nighttime and daytime quality of life for people with insomnia. We have developed Zleepax, which is the first sleep aid with beta blockers as the major active agent.

First generation beta blockers inhibited natural melatonin secretion and had a negative impact on sleep. Recent publications have shown that certain third-generation beta blockers actually improve quality of sleep for patients with mild hypertension. These third-generation beta blockers has been widely used to treat hypertension since the early 1990s, is well tolerated in chronic use, has an attractive side-effect profile, and should thus perform excellently applied as a sleep enhancer. Our patent application covers the use of beta blockers—alone or in combination with other anti-insomnia drugs—for the treatment of stress-related insomnia.

We have assembled a team to conduct clinical trials of our Zleepax formula. We have entered into a joint venture with Sajo Consulting LLC for development and commercialization efforts associated with our drug. Canadian clinical trials were originally planned for Q3 2017 pending approval of a New Drug Submission by the Health Products and Food Branch of Health Canada. However, we have been unable to raise funds necessary to commence the trials.

We estimate that we will need $700,000 in financing to conduct our first clinical trial and $300,000 in operating costs. We estimate that we will need $2,500,000 in financing to conduct our clinical trial phase 2. The process is expected take one year to complete. We do not anticipate generating any revenues until our Zleepax formula is approved by relevant Regulatory authority (such as FDA for USA) and we have successfully brought the drug to market. If we are unable to generate financing to cover our clinical trials, overhead and costs to commercialize our products, we may not continue as a going concern.

Since our inception, we have been attempting to raise money to implement our business plan, but have not been able to secure the funds necessary to do so. The lack of funds have prevented us from growing the business as we had hoped. As we have been unable to raise the capital necessary to develop and market our services, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to further our existing business plan.

Our fiscal year end is August 31. Our principal offices are located at 244, 5th Avenue, Suite A-154 New York, N.Y. 10001. Our phone number is +1 (646) 453-4912.

Zleepax

Zleepax is the first sleep aid with beta blockers as the major active agent. First generation beta blockers inhibited natural melatonin secretion and had a negative impact on sleep. Recent publications have shown that certain third-generation beta blockers actually improve quality of sleep for patients with mild hypertension.

These third-generation beta blockers has been widely used to treat hypertension since the early 1990s, is well tolerated in chronic use, has an attractive side-effect profile, and should thus perform excellently applied as a sleep enhancer. Our patent application cover the use of beta blockers—alone or in combination with other anti-insomnia drugs—for the treatment of stress-related insomnia.

Stress is one of the most common causes of insomnia1. However, the relationship between insomnia and stress is complex—with the one often causing or exacerbating the other. A divorce or financial troubles, for example, can cause stress that leads to transient insomnia. This, in turn, can make the person less able to cope during the day, creating further stress. In a vicious circle, the further stress can eventually lead to intermittent or even chronic insomnia, where many patients name stress symptoms such as a pounding heart as what keep them awake at night.

Where traditional hypnotics “force” people to sleep by depressing the central nervous system, Zleepax (ZLX-1) acts by diminishing the physical symptoms of stress that keep people awake at night.

According to patients, the number one problem with traditional sleeping pills is residual daytime sedation. The potential for tolerance build-up and addiction are also major perceived disadvantages. Based on beta blockers, Zleepax dramatically reduces these and many other unwanted side effects. This means that, in stark contrast to existing hypnotics, Zleepax should be able to give many patients a better night’s sleep with fewer of the side effects they do not want.

Government Regulation

Government authorities in the U.S., at the federal, state and local level, as well as foreign countries and local foreign governments, regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, import and export of our products. Our products will require regulatory approval by government agencies prior to commercialization. In particular, human pharmaceutical products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign laws, rules and regulations require the expenditure of significant time and human and financial resources.

Employees

As of August 31, 2017, we had one full-time employee.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain an office at 244, 5th Avenue, Suite A-154, New York, N.Y. 10001. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Birger Olsen, our prior officer and director, provides us a facility in which we conduct business on our behalf. Mr. Olsen does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

Item 3. Legal Proceedings

We have no current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “BKIT” on the OTCPink operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2016
Quarter Ended	High $	Low $
November 31, 2015	5.00	1.02
February 28, 2016	1.25	1.25
May 31, 2016	5.00	1.00
August 31, 2016	2.00	1.49

Fiscal Year Ending August 31, 2017
Quarter Ended	High $	Low $
November 31, 2016	1.55	0.7
February 28, 2017	1.6	0.3511
May 31, 2017	0.85	0.33
August 31, 2017	0.5225	0.0041

On March 19, 2018, the last sales price per share of our common stock was $0.05.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2018, we had 31,597,572 shares of our common stock issued and outstanding, held by approximately 9 shareholders of record at our transfer agent, with other shareholders holding our shares in street name.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended August 31, 2017 and 2016

Revenues

We have not earned any revenues since our inception. We can provide no assurance that we will generate revenues from our sleep insomnia drug business to sustain a viable business operation.

Expenses

We incurred operating expenses in the amount of $98,409 for the year ended August 31, 2017, as compared with $32,725 for the same period ended 2016. Our operating expenses for the year ended August 31, 2017 consisted of administrative expenses of $95,833 and patent costs of $2,576, as compared with administrative expenses of $32,725 for the year ended August 31, 2016.

We will likely have increased operating expenses in 2018 if we are able to obtain financing and implement our business plan.

We incurred interest expense of $11,914 for the year ended August 31, 2017, as compared with $4,969 for the year ended August 31, 2016.

We may have increased interest expenses in future years as we seek out new financing opportunities.

Net Loss

We incurred a net loss in the amount of $110,323 for the year ended August 31, 2017, as compared with a net loss of $37,694 for the same period ended 2016. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2017, we had total current assets of $84. Our total current liabilities as of August 31, 2017 were $191,548. As a result, we had a working capital deficit of $191,464 as of August 31, 2017.

Operating activities used $76,699 in cash for the year ended August 31, 2017, as compared with $34,726 in cash for the same period ended 2016. Our net loss was the main reason for our negative operating cash flow in both periods.

Financing activities provided $72,000 for the year ended August 31, 2017, as compared with $30,000 for the same period ended 2016. Our positive cash flow from financing activities for both periods is the result of proceeds from notes payable.

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

Despite the short term loans, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of August 31, 2017. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

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

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of August 31, 2017, there were no off balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firms;

F-2	Balance Sheets as of August 31, 2017 and 2016;

F-3	Statements of Operations for the years ended August 31, 2017 and 2016;

F-4	Statement of Stockholders’ Equity from inception to December 31, 2017;

F-5	Statements of Cash Flows for the years ended August 31, 2017 and 2016; and

F-6	Notes to Financial Statements

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc.

We have audited the accompanying balance sheets of Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc. as of August 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended August 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Book It Local, Inc. N.K.A. Blake Insomnia Therapeutics, Inc. as of August 31, 2017 and 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

We have served as the Company’s auditor since 2013

Cornelius, NC

April 26, 2018

Blake Insomnia Therapeutics, Inc.
Balance Sheets
(Audited)

	As of August 31,	As of August 31,
	2017	2016
ASSETS
Current Assets
Cash	$84	$4,783
Total Current Assets	84	4,783

TOTAL ASSETS	$84	$4,783

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$67,500
Accounts payable	21,406	10,797
Due to related party	11,637	536
Accrued interest	19,005	7,091

Total Current Liabilities	191,548	85,924

Total Liabilities	191,548	85,924

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(412,399)	(302,076)

Total Stockholders' Equity (Deficit)	(191,464)	(81,141)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$84	$4,783

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
Statements of Operations
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2017	August 31, 2016

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	95,833	32,725
Patent Costs	2,576	-

Total Operating Costs	98,409	32,725

Other (Expense)
Interest Expense	(11,914)	(4,969)

Total Other (Expense)	(11,914)	(4,969)

Net Loss	(110,323)	(37,694)

Basic loss per share	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572

___________

* = Less than $0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
Statement of Changes in Stockholders' Equity
(Audited)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balances, August 11, 2012 (Inception)	-	$-	$-	$-	$-

Stock issued for cash
on 8/21/2012 @ .0001	9,600,072	960	-	-	960

Stock issued for cash
on 8/21/2012 @ .01	997,500	100	9,875	-	9,975

Net Loss for the period from
August 11, 2012 (Inception) to August 31, 2012	-	-	-	-	-

Balances, August 31, 2012	10,597,572	$1,060	$9,875	$-	$10,935

Net loss for year ended August 31, 2013	-	-	-	(8,795)	(8,795)

Balances, August 31, 2013	10,597,572	1,060	9,875	(8,795)	2,140

Common stock issued for services	21,000,000	2,100	207,900	-	210,000

Net loss for year ended August 31, 2014	-	-	-	(219,586)	(219,586)

Balances, August 31, 2014	31,597,572	$3,160	$217,775	$(228,381)	$(7,446)

Common stock issued for services	1,500,000	150	4,850	-	5,000

Common stock issued for cash	1,500,000	150	4,850	-	5,000

Common stock surrendered for cancellation	(3,000,000)	(300)	(9,700)	-	(10,000)

Net loss for year ended August 31, 2015	-	-	-	(36,001)	(36,001)

Balances, August 31, 2015	31,597,572	$3,160	$217,775	$(264,382)	$(43,447)

Net loss for year ended August 31, 2016	-	-	-	(37,694)	(37,694)

Balances, August 31, 2016	31,597,572	$3,160	$217,775	$(302,076)	$(81,141)

Net loss for year ended August 31, 2017	-	-	-	(110,323)	(110,323)

Balances, August 31, 2017	31,597,572	$3,160	$217,775	$(412,399)	$(191,464)

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
Statements of Cash Flows
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2017	August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(110,323)	$(37,694)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	10,609	521
Increase (decrease) in accounts payable related party	11,101	(2,522)
Increase (decrease) in accrued interest	11,914	4,969

Net cash (used in) operating activities	(76,699)	(34,726)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	72,000	30,000

Net cash provided by financing activities	72,000	30,000

Net increase (decrease) in cash	(4,699)	(4,726)

Cash at beginning of period	4,783	9,509

Cash at end of period	$84	$4,783

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2017

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $412,399 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2017.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2017 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of August 31, 2017 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

6. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $ 5,000. The note is due on August 31, 2017 and bears interest at 10% per annum.

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

The interest expense for the years ended August 31, 2017 and August 31, 2016 is $11,914 and $4,969, respectively.

7. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $ 3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $ 2,522 was repaid. During the period ended August 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. As at August 31, 2017, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment. In June 2017, the company repaid $ 20,000 of expenses to the shareholder.

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

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $ 10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $ 5,000 cash and 1,500,000 for advisory services

At August 31, 2017, there are total of 31,597,572 common shares of the Company issued and outstanding.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended August 31, 2017 and 2016 is summarized as follows:

Cash paid during the years ended August 31, 2017 and 2016 for interest and income taxes is as follows:

	2017	2016
Interest	$-	$-
Taxes	$-	$-

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

On January 31, 2018, Birger Jan Olsen agreed to transfer his 18,000,000 shares of common stock in the Company to FJ Investments, Inc., a Utah corporation pursuant to a Stock Purchase Agreement. Mr. Olsen received proceeds of 5,000. The source of the consideration paid to Mr. Olsen was the existing funds of the purchaser. The Form 10 information required by Item 5.01 of Form 8-K is contained in this annual report on Form 10-K.

As a result of this transaction, there has been a change in control of the company. There are no arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer.

Name	Age	Positions and Offices Held
Daniel Cattlin	29	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Daniel Cattlin

From June 2012 to October 2013, Mr. Cattlin worked for Cycad Enterprises as Operations Manager where he created budget schedules for tournaments, coordinated all logistics for teams, arranged and liaised with media and broadcasters, and aided with the negotiations of potential sponsors. From October 2013 to February 2014, Mr. Cattlin worked for News Corp UK as Online Sub-Editor where he developed and implemented new processes for online access, created and edited articles for online users, oversaw all online articles to ensure configuration with website and app services. From March 2014 to present, Mr. Cattlin works for Cyberfort Software, Inc. as CEO where he structures, negotiates and secures equity financing, oversees development for company IP, and develops, executes and monitors strategies for company’s assets and investments.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Daniel Cattlin, at the address appearing on the first page of this annual report.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended August 31, 2017, other than Mr. Olsen, who failed to file a Form 3 within 10 days as required.

Code of Ethics

Our Code of Ethics is included in the Current Report on Form 8-K filed on April 18, 2017.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2017 and 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Birger Jan Olsen Former President, CEO, Director	2017	0	0	0	0	0	0
	2016	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of August 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Birger Jan Olsen	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address at: 244, 5th Avenue, Suite A-154 New York, NY 10001.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Birger Olsen	18,000,000	60%
All Directors and Executive Officers as a Group (1 person)	0	0%
5% Holders
NONE

______________

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 31,597,572 voting shares as of February 28, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Birger Jan Olsen paid expenses on behalf of the company in the amount of $ 3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $ 2,522 was repaid. During the period ended August 31, 2017, he paid expenses of $31,101 of expenses on behalf of the company. As at August 31, 2017, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment. In June 2017, the company repaid $ 20,000 of expenses to the shareholder.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$7,500	$-	$-	$-
2016	$7,500	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Blake Insomnia Therapeutics, Inc. (the “Company”)[1]
3.2	Certificate of Amendment[2]
3.3	Bylaws[3]
10.1	Joint Venture Agreement[3]
10.2	Exclusive Clinical Study and Data Purchase Agreement[3]
10.3	Consulting Agreement
14.1	Code of Business Conduct and Ethics[3]
21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

______________

1 Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on September 19, 2012.

2 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 15, 2015.

3 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on April 18, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

By:	/s/ Daniel Cattlin
Daniel Cattlin President, Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director.
April 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Cattlin
Daniel Cattlin President, Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director.
April 26, 2018

