Form 10-Q
period 2017-11-30
Blake Insomnia Therapeutics, Inc.
filed 2018-06-07
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2017

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,597,572 common shares as of June 6, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2017 (unaudited) and August 31, 2017;
F-2	Statements of Operations for the three and nine months ended November 30, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the three and nine months ended November 30, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Balance Sheets

	As of November 30	As of August 31
	2017	2017
		(Audtited)
ASSETS
Current Assets
Cash	$84	$84
Total Current Assets	84	84

TOTAL ASSETS	$84	$84

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$139,500
Accounts payable	21,906	21,406
Due to related party	11,637	11,637
Accrued interest	22,493	19,005

Total Current Liabilities	195,536	191,548

Total Liabilities	195,536	191,548

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(416,387)	(412,399)

Total Stockholders' Equity (Deficit)	(195,452)	(191,464)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$84	$84

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

	For the three months	For the three months
	ended	ended
	November 30, 2017	November 30, 2016

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	500	21,140

Total Operating Costs	500	21,140

Other (Expense)
Interest Expense	(3,488)	(2,516)

Total Other (Expense)	(3,488)	(2,516)

Net Loss	(3,988)	(23,656)

Basic loss per share	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572

* = Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

	For the three months	For the three months
	ended	ended
	November 30, 2017	November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(3,988)	$(23,656)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	500	499
Increase (decrease) in accrued interest	3,488	2,516

Net cash (used in) operating activities	-	(20,641)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	-	42,000

Net cash provided by financing activities	-	42,000

Net increase (decrease) in cash	-	21,359

Cash at beginning of period	84	4,783

Cash at end of period	$84	$26,142

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc. (formerly Book It Local, Inc) NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) November 30, 2017

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $416,387 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2017.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2017 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of November 30, 2017 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

6. NOTES PAYABLE

On August 31, 2014 the Company issued a promissory note payable in the amount of $5,000. The note is due August 31, 2015 and bears interest at 10% per annum.

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

The interest expense for the years ended November 30, 2017 and November 30, 2016 is $3,488 and $2,516, respectively.

7. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $ 3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. During the year ended August 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. In June 2017, the company repaid $20,000 of expenses to the shareholder. As at November 30, 2017, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment.

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

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 for advisory services

At November 30, 2017, there are total of 31,597,572 common shares of the Company issued and outstanding.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended November 30, 2017 and 2016 is summarized as follows:

Cash paid during the periods ended November 30, 2017 and 2016 for interest and income taxes is as follows:

	2017	2016

Interest	$-	$-

Taxes	$-	$-

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

On February 1, 2018, the company entered into a consulting agreement with a former director. In consideration, the company agreed to compensate him with a 5% royalty for a period of 5 years for any revenue generated by us from sales of Zleepax and any new product or services derived from Zleepax.

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

Results of Operation for Three Months Ended November 30, 2017 and 2016

Revenues

We generated no revenue for the three months ended November 30, 2017 and 2016. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses increased to $500 for the three months ended November 30, 2017 from $21,140 for the three months ended November 30, 2016. Our operating expenses for the three months ended November 30, 2017 consisted of administrative expenses of $500 and patent costs of $0.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,488 for the three months ended November 30, 2017, compared with interest expenses of $2,516 for the three months ended November 30, 2016.

Net Loss

Net loss for the three months ended November 30, 2017 was $3,988 compared to net loss of $23,656 for the three months ended November 30, 2016.

Liquidity and Capital Resources

As of November 30, 2017, we had current assets of $84 consisting of cash. Our total current liabilities as of November 30, 2017 were $195,536. We therefore had negative working capital of $195,452 as of November 30, 2017.

Operating activities used $0 in cash for the three months ended November 30, 2017, as compared with cash used of $20,641 for the same period ended 2016.

Financing activities provided $0 for the three months ended November 30, 2017, as compared with cash provided of $42,000 for the same period ended 2016. Our positive financing cash flow for the three months ended November 30, 2016 was mainly the result of proceeds from notes payable.

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

Off Balance Sheet Arrangements

As of November 30, 2017, there were no off balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2017. We do not consider any of our accounting policies as critical.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of November 30, 2017. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending November 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended November 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

On January 31, 2018, Birger Jan Olsen agreed to transfer his 18,000,000 shares of common stock in the Company to FJ Investments, Inc., a Utah corporation pursuant to a Stock Purchase Agreement. Mr. Olsen received proceeds of $5,000. The source of the consideration paid to Mr. Olsen was the existing funds of the purchaser. The Form 10 information required by Item 5.01 of Form 8-K is contained in this annual report on Form 10-K.

As a result of this transaction, there has been a change in control of the company. There are no arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

____________________

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: June 6, 2018	By:	/s/ Daniel Cattlin
	Name:	Daniel Cattlin
	Title:	President, Chief Executive Officer, and Director

