Form 10-Q
period 2018-02-28
Blake Insomnia Therapeutics, Inc.
filed 2018-06-07
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2018 (unaudited) and August 31, 2017;
F-2	Statements of Operations for the three and six months ended February 28, 2018 and 2017 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended February 28, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Balance Sheets

	As of February 28	As of August 31
	2018	2017
		(Audtited)
ASSETS
Current Assets
Cash	$84	$84
Total Current Assets	84	84

TOTAL ASSETS	$84	$84

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$139,500
Accounts payable	22,406	21,406
Due to related party	11,637	11,637
Accrued interest	25,981	19,005

Total Current Liabilities	199,524	191,548

Total Liabilities	199,524	191,548

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(420,375)	(412,399)

Total Stockholders' Equity (Deficit)	(199,440)	(191,464)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$84	$84

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Revenues
Revenues	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	500	20,861	1,000	42,001

Total Operating Costs	500	20,861	1,000	42,001

Other (Expense)
Interest Expense	(3,488)	(2,738)	(6,976)	(5,254)

Total Other (Expense)	(3,488)	(2,738)	(6,976)	(5,254)

Net Loss	(3,988)	(23,599)	(7,976)	(47,255)

Basic loss per share	*	*	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572	31,597,572	31,597,572

* = Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

	For the six months	For the six months
	ended	ended
	February 28, 2018	February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(7,976)	$(47,255)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,000	4,999
Increase (decrease) in accrued interest	6,976	5,254

Net cash (used in) operating activities	-	(37,002)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	-	42,000

Net cash provided by financing activities	-	42,000

Net increase (decrease) in cash	-	4,998

Cash at beginning of period	84	4,783

Cash at end of period	$84	$9,781

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc. (formerly Book It Local, Inc) NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) February 28, 2018

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $420,375 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 28, 2018.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2018 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of February 28, 2018 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

The interest expense for the periods ended February 28, 2018 and February 28, 2017 is $6,976 and $5,254, respectively.

7. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $ 3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. During the year ended August 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. In June 2017, the company repaid $20,000 of expenses to the shareholder. As at February 28, 2018, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment.

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

On December 23, 2014, a former director of the Company agreed to tender 3,000,000 shares of the Company for cancellation in exchange for $10,000. In addition, the Company agreed to issue 1,500,000 shares of the Company for $5,000 cash and 1,500,000 for advisory services

At February 28, 2018, there are total of 31,597,572 common shares of the Company issued and outstanding.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended February 28, 2018 and 2017 is summarized as follows:

Cash paid during the periods ended February 28, 2018 and 2017 for interest and income taxes is as follows:

	2018	2017

Interest	$-	$-

Taxes	$-	$-

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

Results of Operation for Three and Six Months Ended February 28, 2018 and 2017

Revenues

We generated no revenue for the three and six months ended February 28, 2018 and 2017. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses decreaed to $500 for the three months ended February 28, 2018 from $20,861 for the three months ended February 28, 2017. Our operating expenses for the three months ended February 28, 2018 consisted of administrative expenses of $500. Our operating expenses for the three months ended February 28, 2016 consisted of administrative expenses of $20,861.

Operating expenses decreased to $1,000 for the six months ended February 28, 2018 from $42,001 for the six months ended February 28, 2017. Our operating expenses for the six months ended February 28, 2018 consisted of administrative expenses of $1,000. Our operating expenses for the six months ended February 28, 2017 consisted of administrative expenses of $42,001.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,488 for the three months ended February 28, 2018, compared with interest expenses of $2,738 for the three months ended February 28, 2017. We had interest expenses of $6,976 for the six months ended February 28, 2018, compared with interest expenses of $5,254 for the six months ended February 28, 2017.

Net Loss

Net loss for the three months ended February 28, 2018 was $3,988 compared to net loss of $23,599 for the three months ended February 28, 2017. Net loss for the six months ended February 28, 2018 was $ 7,976 compared to net loss of $47,255 for the six months ended February 28, 2017.

Liquidity and Capital Resources

As of February 28, 2018, we had current assets of $84 consisting of cash. Our total current liabilities as of February 28, 2018 were $199,524. We therefore had negative working capital of $199,440 as of February 28, 2018.

Operating activities used $0 in cash for the six months ended February 28, 2018, as compared with cash used of $37,002 for the same period ended 2017. Our negative operating cash flow for the six month ended February 28, 2018 was mainly the result our net loss for the period, offset mainly by an increase in related party accounts payable and an increase in accrued interest. Our negative operating cash flow for the six months ended February 28, 2017 was the result of our net loss for the period, offset by an increase in accrued interest and accounts payable.

Financing activities provided $0 for the six months ended February 28, 2018, as compared with cash provided of $42,000 for the same period ended 2017. Our positive financing cash flow for the nine months ended February 28, 2017 was the result of proceeds from notes payable.

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

Off Balance Sheet Arrangements

As of February 28, 2018, there were no off balance sheet arrangements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of February 28, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of February 28, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending February 28, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended February 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 formatted in Extensible Business Reporting Language (XBRL).

__________________

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: June 6, 2018	By:	/s/ Daniel Cattlin
	Name:	Daniel Cattlin
	Title:	President, Chief Executive Officer, and Director

