Form 10-Q
period 2018-05-31
Blake Insomnia Therapeutics, Inc.
filed 2018-07-16
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,597,572 common shares as of July 2, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2018 (unaudited) and August 31, 2017;
F-2	Statements of Operations for the three and six months ended May 31, 2018 and 2017 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended May 31, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Balance Sheets

	As of May 31,	As of August 31,
	2018	2017
		(Audtited)
ASSETS
Current Assets
Cash	$84	$84
Total Current Assets	84	84

TOTAL ASSETS	$84	$84

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$139,500
Accounts payable	31,053	21,406
Due to related party	15,592	11,637
Accrued interest	29,468	19,005

Total Current Liabilities	215,613	191,548

Total Liabilities	215,613	191,548

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 31,597,572 shares issued and outstanding)	3,160	3,160
Additional paid-in capital	217,775	217,775
Deficit accumulated during the development stage	(436,464)	(412,399)

Total Stockholders' Equity (Deficit)	(215,529)	(191,464)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$84	$84

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017

Revenues
Revenues	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	10,624	38,930	11,624	82,150
Patent Costs	1,978	2,576	1,978	2,576

Total Operating Costs	12,602	41,506	13,602	84,726

Other (Expense)
Interest Expense	(3,487)	(3,173)	(10,463)	(8,427)

Total Other (Expense)	(3,487)	(3,173)	(10,463)	(8,427)

Net Loss	(16,089)	(44,679)	(24,065)	(93,153)

Basic loss per share	*	*	*	*

Weighted average number of common shares outstanding	31,597,572	31,597,572	31,597,572	31,597,572

* = Less than $ 0.01

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

	For the nine months	For the nine months
	ended	ended
	May 31, 2018	May 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(24,065)	$(93,153)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,647	5,643
Increase (decrease) in accounts payable related party	3,955	31,101
Increase (decrease) in accrued interest	10,463	8,426

Net cash (used in) operating activities	-	(47,983)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	-	72,000

Net cash provided by financing activities	-	72,000

Net increase (decrease) in cash	-	24,017

Cash at beginning of period	84	4,783

Cash at end of period	$84	$28,800

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics Inc.

(formerly Book It Local, Inc)

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

May 31, 2018

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $436,464 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2018.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2018 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of May 31, 2018 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

The interest expense for the periods ended May 31, 2018 and May 31, 2017 is $10,463 and $8,427, respectively.

7. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. During the year ended August 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. In June 2017, the company repaid $20,000 of expenses to the shareholder. As at May 31, 2018, there is a balance owing to the shareholder of $15,592. This balance is non-interest bearing and has no specified terms of repayment.

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

At May 31, 2018, there are total of 31,597,572 common shares of the Company issued and outstanding.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended May 31, 2018 and 2017 is summarized as follows:

Cash paid during the periods ended May 31, 2018 and 2017 for interest and income taxes is as follows:

	2018	2017
Interest	$-	$-
Taxes	$-	$-

10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

We have assembled a team to conduct clinical trials of our Zleepax formula. We have entered into a joint venture with Sajo Consulting LLC for development and commercialization efforts associated with our drug. Canadian clinical trials were originally planned for Q3 2017 pending approval of a New Drug Submission by the Health Products and Food Branch of Health Canada. We are currently in the process of raising the funds necessary to commence the trials.

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

Since our inception, we have been attempting to raise money to implement our business plan, but, as yet, we have not been able to secure the funds necessary to do so. The lack of funds have prevented us from growing the business as we had hoped. As we have been unable to raise the capital necessary to develop and market our services, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to further our existing business plan.

Our fiscal year end is August 31. Our principal offices are located at 244, 5th Avenue, Suite A-154 New York, N.Y. 10001. Our phone number is +1 (646) 453-4912.

We generated no revenue for the three and nine months ended May 31, 2018 and 2017. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses decreased to $12,602 for the three months ended May 31, 2018 from $41,506 for the three months ended May 31, 2017. Our operating expenses for the three months ended May 31, 2018 consisted of administrative expenses of $12,602. Our operating expenses for the three months ended May 31, 2017 consisted of administrative expenses of $41,506.

Operating expenses decreased to $13,602 for the nine months ended May 31, 2018 from $84,726 for the nine months ended May 31, 2017. Our operating expenses for the nine months ended May 31, 2018 consisted of administrative expenses of $13,602. Our operating expenses for the nine months ended May 31, 2017 consisted of administrative expenses of $84,726.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,487 for the three months ended May 31, 2018, compared with interest expenses of $3,173 for the three months ended May 31, 2017. We had interest expenses of $10,463 for the nine months ended May 31, 2018, compared with interest expenses of $8,427 for the nine months ended May 31, 2017.

Net Loss

Net loss for the three months ended May 31, 2018 was $16,089 compared to net loss of $44,679 for the three months ended May 31, 2017. Net loss for the nine months ended May 31, 2018 was $24,065 compared to net loss of $93,153 for the nine months ended May 31, 2017.

Liquidity and Capital Resources

As of May 31, 2018, we had current assets of $84 consisting of cash. Our total current liabilities as of May 31, 2018 were $215,613. We therefore had negative working capital of $215,529 as of May 31, 2018.

Operating activities used $0 in cash for the nine months ended May 31, 2018, as compared with cash used of $47,983 for the same period ended 2017. Our negative operating cash flow for the nine months ended May 31, 2018 was mainly the result our net loss for the period, offset mainly by an increase in related party accounts payable and an increase in accrued interest. Our negative operating cash flow for the nine months ended May 31, 2017 was the result of our net loss for the period, offset by an increase in accrued interest and accounts payable.

Financing activities provided $0 for the nine months ended May 31, 2018, as compared with cash provided of $72,000 for the same period ended 2017. Our positive financing cash flow for the nine months ended May 31, 2017 was the result of proceeds from notes payable.

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

Off Balance Sheet Arrangements

As of May 31, 2018, there were no off balance sheet arrangements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of May 31, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

_________

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: July 16, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, and Director

