Form 10-K
period 2018-08-31
Blake Insomnia Therapeutics, Inc.
filed 2019-02-20
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 32,517 common share as of February 11, 2019

PART IV

Item 15.	Exhibits, Financial Statement Schedules	16

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

Employees

As of August 31, 2018, we had one full-time employee.

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

Fiscal Year Ending August 31, 2017
Quarter Ended	High $	Low $
November 31, 2016	1.55	0.7
February 28, 2017	1.6	0.3511
May 31, 2017	0.85	0.33
August 31, 2017	0.5225	0.0041

Fiscal Year Ending August 31, 2018
Quarter Ended	High $	Low $
November 31, 2017	0.1750	0.0500
February 28, 2018	0.1050	0.0400
May 31, 2018	0.0700	0.0300
August 31, 2018	0.0600	0.0100

On February 11, 2019 the last sales price per share of our common stock was $0.15.

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

Holders of Our Common Stock

As of February 11, 2019 we had 32,517 shares of our common stock issued and outstanding, held by approximately 5 shareholders of record at our transfer agent, with other shareholders holding our shares in street name.

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

Recent Sales of Unregistered Securities

On October 26, 2018, the Company underwent a reverse stock split at a ratio of 1,000 to 1 share, reducing the issued and outstanding shares from 31,597,572 to 32,517 shares issued and outstanding as of the date of the reverse split.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended August 31, 2018 and 2017

Revenues

We have not earned any revenues since our inception. We can provide no assurance that we will generate revenues from our sleep insomnia drug business to sustain a viable business operation.

Expenses

We incurred operating expenses in the amount of $31,251 for the year ended August 31, 2018, as compared with $98,409 for the same period ended 2017. Our operating expenses for the year ended August 31, 2018 consisted of administrative expenses of $28,329 and patent costs of $2,707 as compared with administrative expenses of $95,833 and patent costs of $2,576 or the year ended August 31, 2017.

We will likely have increased operating expenses in 2019 if we are able to obtain financing and implement our business plan.

We incurred interest expense of $13,950 for the year ended August 31, 2018, as compared with $11,914 for the year ended August 31, 2017.

We may have increased interest expenses in future years as we seek out new financing opportunities.

Net Loss

We incurred a net loss in the amount of $45,201 for the year ended August 31, 2018, as compared with a net loss of $110,323 for the same period ended 2017. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

On October 26, 2018, the Company underwent a reverse stock split at a ratio of 1,000 to 1 share, reducing the issued and outstanding shares from 31,597,572 to 32,517 shares issued and outstanding as of the date of the reverse split. All share amounts in these financial statements and footnotes reflect the reverse stock split.

As of August 31, 2018, we had total current assets of $nil Our total current liabilities as of August 31, 2018 were $236,450. As a result, we had a working capital deficit of $236,450 as of August 31, 2018.

Operating activities used $84 in cash for the year ended August 31, 2018, as compared with $76,699 in cash for the same period ended 2017. Our net loss was the main reason for our negative operating cash flow in both periods.

Financing activities provided $nil for the year ended August 31, 2018, as compared with $72,000 for the same period ended 2017. Our positive cash flow from financing activities for 2017 was a result of proceeds from notes payable. There we no positive cash flow in 2018.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of August 31, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of August 31, 2018, there were no off balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firms;
F-2	Balance Sheets as of August 31, 2018 and 2017;
F-3	Statements of Operations for the years ended August 31, 2018 and 2017;
F-4	Statement of Stockholders’ Equity from inception to December 31, 2017;
F-5	Statements of Cash Flows for the years ended August 31, 2018 and 2017; and
F-6	Notes to Financial Statements

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Blake Insomnia Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blake Insomnia Therapeutics, Inc. (the Company) as of August 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

We have served as the Company’s auditor since March 2014.

Cornelius, NC

February 19, 2019

www.llcpas.net

Blake Insomnia Therapeutics, Inc.
Balance Sheets
(Audtited)

	As of August 31,	As of August 31,
	2018	2017

ASSETS
Current Assets
Cash	$-	$84
Total Current Assets	-	84

TOTAL ASSETS	$-	$84

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$139,500
Accounts payable	31,318	21,406
Accounts payable-related pary	21,040	-
Due to related party	11,637	11,637
Accrued interest	32,955	19,005

Total Current Liabilities	236,450	191,548

Total Liabilities	236,450	191,548

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 32,517 shares issued and outstanding)	3	3
Additional paid-in capital	220,932	220,932
Deficit accumulated during the development stage	(457,385)	(412,399)

Total Stockholders' Equity (Deficit)	(236,450)	(191,464)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$84

The accompanying notes are an integral part of these audited financial statements.

Blake Insomnia Therapeutics, Inc.
Statements of Operations
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2018	August 31, 2017

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	28,329	95,833
Patent Costs	2,707	2,576

Total Operating Costs	31,036	98,409

Other (Expense)
Interest Expense	(13,950)	(11,914)

Total Other (Expense)	(13,950)	(11,914)

Net Loss	(44,986)	(110,323)

Basic loss per share	$(1.38)	$(3.39)

Weighted average number of common shares outstanding	32,517	32,517

The accompanying notes are an integral part of these audited financial statements.

Blake Insomnia Therapeutics, Inc.
Statement of Changes in Stockholders' Equity
(Audited)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balances, August 31, 2016	32,517	$3	$220,932	$(302,076)	$(81,141)

Net loss for year ended August 31, 2017	-	-	-	(110,323)	(110,323)

Balances, August 31, 2017	32,517	$3	$220,932	$(412,399)	$(191,464)

Net loss for year ended August 31, 2018	-	-	-	(44,986)	(44,986)

Balances, August 31, 2018	32,517	$3	$220,932	$(457,385)	$(236,450)

The accompanying notes are an integral part of these audited financial statements.

Blake Insomnia Therapeutics, Inc.
Statements of Cash Flows
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2018	August 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(44,986)	$(110,323)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,912	10,609
Increase (decrease) in accounts payable related party	21,040	11,101
Increase (decrease) in accrued interest	13,950	11,914

Net cash (used in) operating activities	(84)	(76,699)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	-	72,000

Net cash provided by financing activities	-	72,000

Net increase (decrease) in cash	(84)	(4,699)

Cash at beginning of period	84	4,783

Cash at end of period	$-	$84

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Blake Insomnia Therapeutics, Inc. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2018

1. NATURE OF OPERATIONS

Blake Insomnia Therapeutics, Inc. (“The Company”) was incorporated in the State of Nevada on August 11, 2012 as Book It Local, Inc. to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics, Inc. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $457,385 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On January 1, 2017, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. The adoption has had an immaterial impact to the Company’s comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to the Company’s net income on an ongoing basis.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2018.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2018 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company adopted this standard on January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the year ended |August 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance is not expected to have a significant impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. As a result of adopting ASU No. 2016-09 during the year ended The adoption of this standard had no significant impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We have evaluated the impact of ASU No. 2016-15 and noted it had no impact on our financial statements for the year ended August 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Our financial statements reflect this standard for the year ended August 31, 2018.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (ASC 260) Distinguishing Liabilities from Equity (ASC 480) Derivatives and Hedging (ASC 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has concluded that the retroactive provisions of ASU 2017-11 should have no impact on the accounting for the Company.

4. MATERIAL AGREEMENTS

On February 6, 2017, the Company and Sajo Consulting LLC announced entry into a Letter of Intent to provide joint development and commercialization of Zleepax™, in combination with formulations to produce a series of oral drug products to aid in the treatment of insomnia. This venture looks to develop a product to treat transient insomnia through the mechanism of Blake’s proprietary formula.

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

The interest expense for the periods ended August 31, 2018 and August 31, 2017 is $13,950 and $11,914, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this is immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. During the year ended August 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. In June 2017, the company repaid $20,000 of expenses to the shareholder. As at August 31, 2018, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment.

7. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

On October 26, 2018, 2018 the Company undertook a 1,000 to 1 reverse stock split of the common shares. The stock split has been recorded in these financial statements retroactively.

At August 31, 2018, there are total of 32,517 common shares of the Company issued and outstanding.

8. INCOME TAXES

As of August 31, 2018, the Company had net operating loss carry forwards of approximately $457,000 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to significant non-deductible expenses.

The provision for Federal income tax consists of the following:

	August 31	August 31
	2018	2017
Federal income tax benefit attributable to:
Current operations	$15,370	$37,510
Less: valuation allowance	(15,370)	(37,510)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31,	August 31,
	2018	2017
Deferred tax asset attributable to:
Net operating loss carryforward	$155,380	$140,080
Less: valuation allowance	(155,380)	(140,080)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

Code of Ethics

Our Code of Ethics is included in the Current Report on Form 8-K filed on April 18, 2017.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2018 and 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Birger Jan Olsen Former President, CEO, Director	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of August 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 12, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
FJ Investments International, Inc	18,000,000	60%
All Directors and Executive Officers as a Group (1 person)	0	0%
5% Holders
NONE

___________

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 31,597,572 voting shares as of August 31, 2018.

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

Birger Jan Olsen paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. During the period ended August 31, 2017, he paid expenses of $31,101 of expenses on behalf of the company. As at August 31, 2018, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment. In June 2017, the company repaid $20,000 of expenses to the shareholder.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$7,500	$-	$-	$-
2017	$7,500	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Blake Insomnia Therapeutics, Inc. (the “Company”)[1]
3.2	Certificate of Amendment[2]
3.3	Bylaws[3]
10.1	Joint Venture Agreement[3]
10.2	Exclusive Clinical Study and Data Purchase Agreement[3]
10.3	Consulting Agreement
14.1	Code of Business Conduct and Ethics[3]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

_________

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
February 19, 2019

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
February 19, 2019

