Form 10-Q
period 2018-11-30
Blake Insomnia Therapeutics, Inc.
filed 2019-02-27
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018

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

+1 (646) 453-4912

(Registrant’s telephone number)

___________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,517 common shares as of February 27, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2018 (unaudited) and August 31, 2018;
F-2	Statements of Operations for the three and six months ended November 30, 2018 and 2017 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended November 30, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Balance Sheets

	As of November 30,	As of August 31,
	2018	2018
	(Unaudited)	(Audtited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$139,500
Accounts payable	34,793	31,533
Accounts payable-related party	22,286	21,040
Due to related party	11,637	11,637
Accrued interest	36,443	32,955
Total Current Liabilities	244,659	236,665

Total Liabilities	244,659	236,665

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 32,517 shares issued and outstanding)	3	3
Additional paid-in capital	220,932	220,932
Deficit accumulated during the development stage	(465,594)	(457,600)

Total Stockholders' Equity (Deficit)	(244,659)	(236,665)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended
	November 30, 2018	November 30, 2017

Revenues
Revenues	-	-

Total Revenues

Operating Costs
Administrative Expenses	4,506	500

Total Operating Costs	4,506	500

Other (Expense)
Interest Expense	(3,488)	(3,488)

Total Other (Expense)	(3,488)	(3,488)

Net Loss	(7,994)	(3,988)

Basic loss per share	$(0.25)	$(0.12)

Weighted average number of common shares outstanding	32,517	32,517

The accompanying notes are an integral part of these condensed financial statements.

Blake Insomnia Therapeutics, Inc.

formerly Book It Local Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	2018-11-30	2017-11-30

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(7,994)	$(3,988)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,506	500
Increase (decrease) in accrued interest	3,488	3,488

Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	84

Cash at end of period	$-	$84

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Blake Insomnia Therapeutics Inc. (formerly Book It Local, Inc) NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) November 30, 2018

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $465,379 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2018.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2018 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The interest expense for the periods ended November 30, 2018 and November 30, 2017 is $3,488 and $3,488 and total accrued interest as of November 30, 2018 and August 31, 2018 is $36,443 and $32,955, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

A shareholder of the company paid expenses on behalf of the company in the amount of $3,058 during the year ended August 31, 2016. During the year ended August 31, 2016, $2,522 was repaid. During the year ended August 31, 2017, a shareholder of the company paid expenses of $31,101 of expenses on behalf of the company. In June 2017, the company repaid $20,000 of expenses to the shareholder. As at November 30, 2018, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment.

7. STOCKHOLDERS’ EQUITY

In August, 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

On October 26, 2018 the Company completed a 1,000 to 1 reverse stock split of the common shares. The stock split has been recorded in these financial statements retroactively.

At February 27, 2019, there are total of 32,517 common shares of the Company issued and outstanding.

8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as noted below.

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

Results of Operation for Three and Six Months Ended November 30, 2018 and 2017

Revenues

We generated no revenue for the three and nine months ended November 30, 2018 and 2017. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses increased to $4,506 for the three months ended November 30, 2018 from $500 for the three months ended November 30, 2017. Our operating expenses for the three months ended November 30, 2018 consisted of administrative expenses of $4,506. Our operating expenses for the three months ended November 30, 2017 consisted of administrative expenses of $500.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,488 for the three months ended November 30, 2018, compared with interest expenses of $3,488 for the three months ended November 30, 2017.

Net Loss

Net loss for the three months ended November 30, 2018 was $7,994 compared to net loss of $3,988 for the three months ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, we had current assets of $ nil. Our total current liabilities as of November 30, 2018 were $244,659. We therefore had negative working capital of $244,659 as of November 30, 2018.

Financing activities provided $0 for the three months ended November 30, 2018, as compared with cash provided of $nil for the same period ended 2017.

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

Off Balance Sheet Arrangements

As of November 30, 2018, there were no off-balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2018. We do not consider any of our accounting policies as critical.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of November 30, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending November 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

____________

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date:	February 27, 2019

By:	/s/ Daniel Cattlin
Name:	Daniel Cattlin
Title:	President, Chief Executive Officer, and Director

