Form 10-Q
period 2019-02-28
Blake Insomnia Therapeutics, Inc.
filed 2019-04-23
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019

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

+1 (646) 453-4912
(Registrant’s telephone number)

____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,517 common shares as of February 28, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2019 (unaudited) and August 31, 2018;
F-2	Statements of Operations for the three and six months ended February 28, 2019 and 2018 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended February 28, 2019 and 2018 (unaudited);
F-4	Statements of Changes in Stockholders’ Equity
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Balance Sheets

	As of February 28,	As of August 31,
	2019	2018
	(Unaudited)	(Audtited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$139,500	$139,500
Accounts payable	41,138	31,533
Accounts payable-related party	24,530	21,040
Due to related party	11,637	11,637
Accrued interest	39,930	32,955
Total Current Liabilities	256,735	236,665

Total Liabilities	256,735	236,665

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 32,517 shares issued and outstanding)	3	3
Additional paid-in capital	220,932	220,932
Deficit accumulated during the development stage	(477,670)	(457,600)

Total Stockholders' Equity (Deficit)	(256,735)	(236,665)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Revenues
Revenues	-	-	-	-

Total Revenues

Operating Costs
Administrative Expenses	8,100	500	13,094	1,000

Total Operating Costs	8,100	500	13,094	1,000

Other (Expense)
Interest Expense	(3,488)	(3,488)	(6,976)	(6,976)

Total Other (Expense)	(3,488)	(3,488)	(6,976)	(6,976)

Net Loss	(11,588)	(3,988)	(20,070)	(7,976)

Basic loss per share	(0.36)	(0.12)	(0.62)	(0.25)

Weighted average number of common shares outstanding	32,517	32,517	32,517	32,517

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statements of Cash Flows
(Unaudited)

	For the	For the
	six months ended	six months ended
	February 28, 2019	February 28, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(20,070)	$(7,976)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	13,095	1,000
Increase (decrease) in accrued interest	6,975	6,976

Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes paybable	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	84

Cash at end of period	$-	$84

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Blake Insomnia Therapeutics, Inc.
formerly Book It Local Inc.
Statement of Changes in Stockholders' Equity

		Common	Additional
	Common	Stock	Paid-in
	Stock	Amount	Capital	Deficit	Total

Balances, August 31, 2016	32,517	$3	$220,932	$(302,076)	$(81,141)

Net loss for year ended August 31, 2017	-	-	-	(110,323)	(110,323)

Balances, August 31, 2017	32,517	$3	$220,932	$(412,399)	$(191,464)

Net loss for year ended August 31, 2018	-	-	-	(45,201)	(45,201)

Balances, August 31, 2018	32,517	$3	$220,932	$(457,600)	$(236,665)

Net loss for period ended February 28, 2019	-	-	-	(20,070)	(20,070)

Balances, February 28, 2019	32,517	$3	$220,932	$(477,670)	$(256,735)

The accompanying notes are an integral part of these audited financial statements.

Blake Insomnia Therapeutics, Inc. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) February 28, 2019

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

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $477,670 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 1, 2017, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. The adoption has had an immaterial impact to the Company’s comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to the Company’s net income on an ongoing basis

Foreign Currency Translation

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 28, 2019.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2019 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the year ended August 31, 2018.

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

The interest expense for the periods ended February 28, 2019 and February 28, 2018 is $3,488 and $3,488, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

As at February 28, 2019, there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment.

7. STOCKHOLDERS’ EQUITY

In August 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

On October 26, 2018 the Company completed a 1,000 to 1 reverse stock split of the common shares. The stock split has been recorded in these financial statements retroactively.

At February 28, 2019, there are total of 32,517 common shares of the Company issued and outstanding.

8. SUBSEQUENT EVENTS

On March 12, 2019 the Company authorized the issuance of 25,000,000 shares of the Company’s common stock to FJ Investments International, Inc, in preparation of a pending acquisition and investment agreement with FJ. As of April 22, 2019, the transaction has not yet closed. The shares are held at the transfer agent pending the closing.

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

Results of Operation for Three and Six Months Ended February 28, 2019 and 2018

Revenues

We generated no revenue for the three and nine months ended February 28, 2019 and 2018. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses increased to $8,100 for the three months ended February 28, 2019 from $500 for the three months ended February 28, 2018. Our operating expenses for the three months ended February 28, 2019 consisted of administrative expenses of $8,100. Our operating expenses for the three months ended February 28, 2018 consisted of administrative expenses of $500.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,488 for the three months ended February 28, 2019, compared with interest expenses of $3,488 for the three months ended February 28, 2018.

Net Loss

Net loss for the three months ended February 28, 2019 was $11,588 compared to net loss of $3,988 for the three months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, we had current assets of $ nil. Our total current liabilities as of February 28, 2019 were $256,735. We therefore had negative working capital of $256,735 as of February 28, 2019.

Financing activities provided $0 for the three months ended February 28, 2019, as compared with cash provided of $nil for the same period ended 2018.

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

Off Balance Sheet Arrangements

As of February 28, 2019, there were no off-balance sheet arrangements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of February 28, 2019. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of February 28, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending February 28, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended February 28, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 formatted in Extensible Business Reporting Language (XBRL).
_____________
**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blake Insomnia Therapeutics, Inc.

Date: April 22, 2019	By:	/s/ Daniel Cattlin
Daniel Cattlin
	Title:	President, Chief Executive Officer, and Director

