Form 10-Q
period 2019-05-31
BIOHEMP INTERNATIONAL, INC.
filed 2019-07-15
CIK 1556416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2019

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55022

BioHemp International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0780380
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244, 5th Avenue, Suite A-154 New York, N.Y. 10001
(Address of principal executive offices)

+1 (646) 453-4912
(Registrant’s telephone number)

_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,487,063 common shares as of May 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2019 (unaudited) and August 31, 2018;
F-2	Statements of Operations for the three and nine months ended May 31, 2019 and 2018 (unaudited);
F-3	Statements of Cash Flows for the three and nine months ended May 31, 2019 and 2018 (unaudited); and
F-4	Statements of Changes in Stockholders' Equity
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

BioHemp International, Inc.

formerly Blake Insomnia Therapeutics, Inc.

Balance Sheets

	As of May 31,	As of August 31,
	2019	2018
	(Unaudited)	(Audtited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$112,500	$139,500
Accounts payable	39,141	31,533
Accounts payable-related party	30,827	21,040
Due to related party	11,637	11,637
Accrued interest	43,266	32,955
Total Current Liabilities	237,371	236,665

Total Liabilities	237,371	236,665

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 2,487,063 (2019-32,517) shares issued and outstanding)	249	3
Additional paid-in capital	247,686	220,932
Deficit accumulated during the development stage	(485,306)	(457,600)

Total Stockholders' Equity (Deficit)	(237,371)	(236,665)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

BioHemp International, Inc.

formerly Blake Insomnia Therapeutics, Inc

Statements of Operations

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018

Revenues
Revenues	-	-	-	-

Total Revenues	-	-	-	-

Operating Costs
Administrative Expenses	6,115	10,624	17,395	11,624
Patent Costs	-	1,978	-	1,978

Total Operating Costs	6,115	12,602	17,395	13,602

Other (Expense)
Interest Expense	(3,336)	(3,487)	(10,311)	(10,463)

Total Other (Expense)	(3,336)	(3,487)	(10,311)	(10,463)

Net Loss	(9,451)	(16,089)	(27,706)	(24,065)

Basic loss per share	(0.02)	(0.49)	(0.14)	(0.74)

Weighted average number of common shares outstanding	512,754	32,517	193,764	32,517

The accompanying notes are an integral part of these financial statements.

BioHemp International, Inc.

formerly Blake Insomnia Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months	For the nine months
	ended	ended
	May 31, 2019	May 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(27,706)	$(24,065)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	17,395	13,602
Increase (decrease) in accrued interest	10,311	10,463

Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes paybable	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	84

Cash at end of period	$-	$84

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

Non cash transactions
Shares issued for debt	$27,000	$-

The accompanying notes are an integral part of these financial statements.

BioHemp International, Inc.

formerly Blake Insomnia Therapeutics, Inc.

Statement of Changes in Stockholders' Equity

		Common	Additional
	Common	Stock	Paid-in
	Stock	Amount	Capital	Deficit	Total

Balances, August 31, 2017	32,517	$3	$220,932	$(412,939)	$(191,464)

Net loss for the period ended May 31, 2018				(24,065)	(24,065)

Balance, May 31, 2018	32,517	3	220,932	(437,004)	(191,464)

Balances, August 31, 2018	32,517	$3	$220,932	$(457,600)	$(236,665)

Conversion of notes payable to shares	2,454,546	246	26,754	-	27,000

Net loss for period ended May 31, 2019	-	-	-	(27,706)	(27,706)

Balances, May 31, 2019	2,487,063	$249	$247,686	$(485,306)	$(237,371)

The accompanying notes are an integral part of these audited financial statements.

BioHemp International, Inc.. (formerly Blake Insomnia Therapeutics, Inc.) NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) May 31, 2019

1. NATURE OF OPERATIONS

BioHemp International, Inc. (formerly Blake Insomnia Therapeutics Inc.) (“The Company”) was incorporated in the State of Nevada on August 11, 2012 as Book It Local, Inc. to develop its online booking system to help consumers find and hire live entertainment for weddings, corporate events, private parties, night clubs, grand openings, and other events. On September 1, 2015, the Company changed its name to Blake Insomnia Therapeutics Inc. On May 22, 2019, The Company changed its name to BioHemp International, Inc. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $485,306 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2019.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2019 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its condensed consolidated financial statements.

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

On March 12, 2019 the Company authorized the issuance of 25,000,000 shares of the Company’s common stock to FJ Investments International, Inc, in preparation of a pending acquisition and investment agreement with FJ. The deal was fully executed on July 10, 2019.

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

On September 19, 2016 the Company issued a promissory note payable in the amount of $42,000. The note is due on demand and bears interest at 10% per annum. On May 8, 2019, $13,500 of the Note was converted into 1,227,273 shares of the Company’s common stock. On May 18, 2019, $13,500 of the Note was converted into 1,227,273 shares of the Company’s common stock

On March 17, 2017 the Company issued a promissory note payable in the amount of $10,000. The note is due on demand and bears interest at 10% per annum.

On April 19, 2017 the Company issued a promissory note payable in the amount of $20,000. The note is due on demand and bears interest at 10% per annum.

The interest expense for the periods ended May 31, 2019 and May 31, 2018 is $10,311 and $10,463, respectively.

6. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. The effects of this immaterial to the financial statements taken as a whole.

As at February 28, 2019 there is a balance owing to the shareholder of $11,637. This balance is non-interest bearing and has no specified terms of repayment.

7. STOCKHOLDERS’ EQUITY

In August 2012, the Company authorized the issue of 100,000,000 common shares of the Company at par value of $.0001and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

On October 26, 2018 the Company completed a 1,000 to 1 reverse stock split of the common shares. The stock split has been recorded in these financial statements retroactively.

On May 8, 2019, the Company issued 1,227,273 shares of its common stock for conversion of a note payable.

On May 18, 2019, the Company issued 1,227,273 shares of its common stock for conversion of a note payable.

At May 31, 2019, there are total of 2,487,063 common shares of the Company issued and outstanding.

8. SUBSEQUENT EVENTS

On July 2, 2019, the Company issued 1,363,637 shares of its common stock for conversion of a note payable.

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

Since our inception, we have been attempting to raise money to implement our business plan, but, as yet, we have not been able to secure the funds necessary to do so. Due to the difficulties the Company has encountered with raising sufficient capital to implement the Company’s business strategy, the Board has considered various alternatives, and determined that it is in the best interests of the Company and its shareholders to transition to a new market and business focus.

The Company plans to focus on establishing a foothold on the fast-growing consumer hemp and cannabidiol (CBD) market. With the passage of the 2018 Farm Bill, which formally legalized hemp crop and its extracts, primarily CBD, the Board believes that the consumer market in the US is poised for exponential growth, with projections that the CBD market is expected to reach an estimated value of $22 billion by 2022.

The Company is looking to capitalize and leverage the public markets to acquire market share through consolidation and business acquisitions. The Company will seek to create a platform that will combine equity and capital to facilitate acquisitions of premium branded products.

Our fiscal year end is August 31. Our principal offices are located at 244, 5th Avenue, Suite A-154 New York, N.Y. 10001. Our phone number is +1 (646) 453-4912.

Results of Operation for Three and Nine Months Ended May 31, 2019 and 2018

Revenues

We generated no revenue for the three and nine months ended May 31, 2019 and 2018. We do not anticipate earnings revenues until we are able to obtain government approval on and sell our drug products.

Operating Expenses

Operating expenses increased to $6,115 for the three months ended May 31, 2019 from $12,602 for the three months ended May 31, 2018. Our operating expenses for the nine months ended May 31, 2019 consisted of administrative expenses of $17,395. Our operating expenses for the nine months ended May 31, 2018 consisted of administrative expenses of $13,602.

We expect that our operating expenses will likely increase in future quarters as clinical trials commence and we engage in other operations to bring our drug products to market.

Interest Expenses

We had interest expenses of $3,336 for the three months ended May 31, 2019, compared with interest expenses of $3,487 for the three months ended May 31, 2018.

Net Loss

Net loss for the three months ended May 31, 2019 was $9,451, compared to net loss of $16,089 for the three months ended May 31, 2018.

Liquidity and Capital Resources

As of May 31, 2019, we had current assets of $0. Our total current liabilities as of May 31, 2019 were $237,371. We therefore had negative working capital of $237,371 as of May 31, 2019.

Financing activities provided $0 for the three months ended May 31, 2019, as compared with cash provided of $0 for the same period ended 2018.

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

Off Balance Sheet Arrangements

As of May 31, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2019, the Company issued 1,227,273 shares of its common stock for conversion of a note payable.

On May 18, 2019, the Company issued 1,227,273 shares of its common stock for conversion of a note payable.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioHemp International, Inc.
Date: July 12, 2019
	By:	/s/ Daniel Blum
	Name	Daniel Blum
	Title	President, Chief Executive Officer, and Director

